Form 10-K
period 2013-12-31
Winthrop Realty Trust
filed 2014-03-17
CIK 37008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of March 1, 2014, there were 36,409,710 Common Shares outstanding.

At June 30, 2013, the aggregate market value of the Common Shares held by non-affiliates was $394,931,691.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after the Registrant’s fiscal year ended December 31, 2013, are incorporated by reference into Part III hereof.

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

We are engaged in the business of owning real property and real estate related assets which we categorize into three reportable segments: (i) the ownership of investment properties including wholly owned properties and investments in joint ventures which own investment properties, which we refer to as operating properties; (ii) the origination and acquisition of senior loans, mezzanine loans and debt securities collateralized directly or indirectly by commercial and multi-family real property, which we refer to as loan assets; and (iii) the ownership of equity and debt interests in other real estate investment trusts (REITs), which we refer to as REIT securities.

At December 31, 2013 we held (i) interests in operating properties totaling $868,736,000 containing approximately 5.3 million square feet of rentable space and 6,204 apartment units; (ii) loan assets totaling $147,702,000 and (iii) cash and cash equivalents of $112,512,000. We did not hold any REIT securities at December 31, 2013.

Our executive offices are located at 7 Bulfinch Place, Suite 500, Boston, Massachusetts 02114 and Two Jericho Plaza, Jericho, New York 11753. Our telephone number is (617) 570-4614 and our website is located at http://www.winthropreit.com. The information contained on our website does not constitute part of this Annual Report on Form 10-K. On our website you can obtain, free of charge, a copy of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, as soon as reasonably practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission, which we refer to as the SEC.

History

We began operations in 1961 under the name First Union Real Estate Equity and Mortgage Investments and changed our name to Winthrop Realty Trust in 2005. Since January 1, 2004, we have been externally managed by FUR Advisors LLC, which we refer to as FUR Advisors or our Advisor. Prior to this past year, FUR Advisors was an entity owned by our current executive officer sand senior management and members of senior management of AREA Property Partners, a New York based real estate investment advisor. During 2013, certain of the AREA senior management member’s interest in FUR Advisor was redeemed and, as a result, FUR Advisors is now majority owned by our current executive officers and senior management, including Michael L. Ashner and Carolyn Tiffany.

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

Investment, Operating and Capital Strategy

We are engaged in the business of owning and managing real property and real estate related assets. Our business objective is to maximize long term shareholder value through a total return value approach to real estate investing which emphasizes superior risk adjusted returns. These investments have in the past had, and may in the future have, returns weighted towards the back end of the invested life which negatively impact current earnings and funds from operations or FFO. As a result of our emphasis on total return, while we seek to achieve a stable, predictable dividend for our shareholders, we do not select or manage our investments for short-term dividend growth, but rather towards achieving overall superior total return. While this approach may result in short-term uneven earnings, we believe this approach will result in long term increased entity value.

We are a diversified REIT and as such we are able to invest in transactions which a dedicated REIT with narrow investment parameters would be unable to consider, resulting in a broad range of investment opportunities. These opportunities include different investment types, sectors and geographic areas all at varying levels in the capital stack. In addition, because of our size we are able to make investments in transactions that are smaller and would generally be disregarded by larger real estate investors. Further, we also acquire assets through joint ventures and strategic alliances which allows us to employ third party co-investment capital to maximize diversification of risk and reduce capital concentration and, in certain instances, leverage off our joint venture partner’s experience and expertise in specific geographic areas and/or specific asset types.

While we invested substantial capital in significant new investments in 2013, most notably the portfolio acquisition of four luxury residential multifamily high rise apartment buildings and our election to participate in the hotel portion of our 701 Seventh Avenue investment, we have of late observed very competitive pricing for quality real estate assets. We believe this pricing is a product of a continued relatively low interest rate environment and increasing amounts of capital directed to real estate and real estate related assets. We presently expect that during 2014, absent a change in the macroeconomic economy, new opportunities that meet our investment criteria may be limited. Nevertheless, we will continue to seek new investments and look to our existing portfolio for follow-on investment opportunities.

Consistent with this view, we have evaluated our stabilized mature assets with a view towards selling those assets to take advantage of rising prices and have begun executing on such sales. In so doing, we may increase our cash balances in order to take advantage of changes in the macroeconomic environment that may create favorable investment opportunities or consider other alternatives.

Subject to economic and credit market conditions, we will seek to:

•	acquire operating properties of specific property types and locations that we believe:

•	are undervalued,

•	present an opportunity to outperform the marketplace while providing recurring current or potentially recurring cash flow, or

•	can provide superior returns through an infusion of capital and/or improved management;

•	acquire portfolios or interests in portfolios at properties with characteristics similar to the above;

•	acquire loan assets using the same criteria for operating properties, as well as consideration of loan assets that may present an opportunity for us to acquire through foreclosure or otherwise an equity interest in the underlying real estate collateral;

•	acquire securities issued by other REITs we believe are undervalued; and

•	divest investments as they mature in value to the point where we may be unlikely to achieve better than market returns in order to redeploy capital to what we believe to be higher yielding opportunities. Consistent with our total return approach to investing, it is not possible to predict when we will exit any particular investment.

Our primary sources of income are rental income and tenant recoveries from leases of our operating properties, interest income and discount accretion from our loan assets, and interest and dividend income and appreciation from our investments in REIT securities.

We utilize leverage to enhance our total potential return. We seek to limit risk associated with utilization of leverage by seeking to make our investments through discrete single purpose entities in which we do not guaranty, other than customary environmental and recourse carve-out guarantees and, in certain instances, interest guarantees as credit enhancements, the debt of our single purpose subsidiaries, thereby limiting the risk of loss to that particular investment or joint venture.

As a REIT, we are primarily dependent on external equity and debt financing to fund the growth of our business. The dividend requirements for a REIT significantly limit our ability to re-invest cash flow and capital proceeds. We have historically used public equity markets, joint venture equity, and secured financing as our primary sources of capital. This includes raising capital through public offerings of equity and debt securities. In this regard, in September 2013 we issued an additional 2,750,000 Common Shares through a public offering. We expect to continue to fund our investments through one or a combination of: cash reserves, borrowings under our credit facility, redeployment of capital from timely asset sales, property loans, the issuance of debt or equity securities and the formation of joint ventures. Finally, we maintain a stock purchase and dividend reinvestment plan which enables our existing shareholders to reinvest their dividends as well as purchase additional shares at a discounted price.

Assets

Operating Properties

See Item 2. Properties for a description of our Operating Properties

Operating Property Acquisition and Financing Activities

1515 Market Street – loan modification, equity acquisition and refinancing – On December 12, 2012 we acquired for $58,650,000 a $70,000,000 non-performing first mortgage loan collateralized by a 20 story, 514,000 square foot office building located at 1515 Market Street, Philadelphia, Pennsylvania (“1515 Market Street”). On February 1, 2013 we entered into a loan modification agreement which extended the maturity date to February 1, 2016, increased the loan balance to $71,629,000, from $70,000,000, and changed the interest rate to be the greater of 7.5% or LIBOR plus 6.5%.

Simultaneously with the modification of the loan, we acquired, for $10,000, an indirect 49% equity interest, including the 0.1% general partner interest, in the entity (“1515 Market Owner”) that owns the property located at 1515 Market Street, Philadelphia, Pennsylvania. As a result, we consolidate this property as of February 1, 2013 and all intercompany transactions, including those associated with our loan receivable are eliminated in consolidation.

On April 25, 2013 1515 Market Owner obtained a $43,000,000 non-recourse first mortgage loan (the “1515 First Mortgage”) from an unaffiliated third party. The 1515 First Mortgage bears interest at LIBOR plus 2.0% per annum, requires monthly payments of interest only and matures on May 1, 2016. On the same date, the 1515 Market Owner entered into an interest rate swap agreement which effectively fixes LIBOR at 0.50% for the term of the 1515 First Mortgage. We received $38,472,000 of loan proceeds from the 1515 First Mortgage financing which reduced the balance on the mortgage loan we hold to $33,157,000. The loan balance can be increased through future funding advances up to an aggregate of $6,000,000 to cover tenant improvements, capital expenditures and leasing commissions. For each $500,000 of future advances, the interest rate increases by 0.10%. As of December 31, 2013 we had advanced an additional $1,500,000 resulting in a 0.3% increase in the interest rate. The loan modification also provides us with a 40% participation interest in the case of a capital event. At December 31, 2013 the loan we hold had a balance of $36,171,000 inclusive of accrued interest, and entitles us to interest in an amount equal to a rate of 14.3% (subject to increase by 0.10% for each additional $500,000 we advance). At December 31, 2013 our investment in this loan was $21,098,000 resulting in an effective interest rate on our cash investment in this asset of 19.6%.

Summit Pointe Apartments – property acquisition – On October 25, 2013 we contributed $4,962,000 for an 80% equity interest in a newly formed venture. On the same date, the venture acquired a 184 unit garden apartment complex known as Summit Pointe Apartments located in Oklahoma City, Oklahoma for a gross purchase price of $14,500,000. In connection with the acquisition, the venture assumed an existing $9,248,000 first mortgage loan. The loan bears interest at a rate of 5.7% per annum, requires monthly payments of principal and interest and matures in February 2021. Pursuant to the terms of the venture agreement, we hold an equity interest which entitles us to an 8% priority return from cash flow and, upon disposition of the property, a minimum priority return equal to a 12% IRR.

Luxury Residential – property acquisition – On October 31, 2013 we acquired through a wholly owned venture four newly constructed luxury apartment buildings for an aggregate purchase price of $246,000,000. The properties are located in Phoenix, Arizona; Stamford, Connecticut; Houston, Texas and San Pedro, California. The properties consist of an aggregate of 761 unsold residential condominium or apartment units and approximately 25,000 square feet of retail space. The acquisition was funded with a $150,000,000 first mortgage loan which is cross collateralized by all four properties. The loan bears interest at a rate of LIBOR plus 2%, requires monthly payments of interest only and matures on October 31, 2016 with two one year extension options. The balance of the purchase was funded from cash on hand. On the same date, the venture entered into an interest rate swap agreement which effectively fixes LIBOR at 0.69% for the initial term of the first mortgage. In addition, the venture acquired two interest rate caps, each with a notional amount of $50,000,000 for an aggregate cost of $390,000. The initial cap is effective for the first one year extension period and caps LIBOR at 4%. The second cap is effective for the second one year extension period and caps LIBOR at 5%.

On November 6, 2013 New Valley LLC (“New Valley”) contributed approximately $16,365,000 to the entity that acquired the properties in exchange for an indirect 16.3% interest in the properties. We retained an 83.7% interest in the venture and have the right to make all decisions with respect to each of the properties, other than the Stamford, Connecticut property, subject to obtaining New Valley’s consent to certain major decisions. With respect to the Stamford, Connecticut property, prior to November 6, 2016 the consent of New Valley is required on all matters other than those that are administrative in nature. New Valley has the right at any time after November 6, 2015 (or in certain instances prior thereto), but on or prior to November 6, 2016, to have its interest in the venture redeemed for a 50% interest in the Stamford, Connecticut property.

Amherst, New York – During 2013 we acquired four residential parcels adjacent to our Amherst, New York office property for an aggregate purchase price of $896,000. We are in the process of leveling the acquired parcels and expanding the parking area for the office property. Development of this property is expected to be completed during the second quarter of 2014. The total estimated cost to complete the development is $1,625,000, of which $482,000 has been incurred as of December 31, 2013.

Houston, Texas – Non Controlling Interest – During 2013 we acquired two additional  1⁄4 limited partner units in 5400 Westheimer Holder LP (“Westheimer”) for an aggregate price of $150,000. As a result of these transactions, we now own 32% of Westheimer.

Churchill, Pennsylvania – financing - On June 28, 2013 we obtained a $5,100,000 first mortgage on our Churchill, Pennsylvania property. The loan bears interest at a rate of 3.5% per annum, requires monthly payments of principal and interest and matures on August 1, 2024. After closing costs, we received net proceeds of approximately $4,922,000.

Operating Property Acquisitions and Financing Activity - Equity Investments

WRT-Elad Lender/Equity (Sullivan Center) – loan modification, equity investment and refinancing – On August 21, 2013 we acquired from an affiliate of Elad Canada Inc. (“Elad”), our joint venture partner, its 50% joint venture interest (the “Elad Interest”) in WRT-Elad One South State Lender LP (“Lender LP”) for $30,000,000 (“Acquisition Price”). The mezzanine loan had an outstanding balance of principal and accrued interest of approximately $56,150,000 at the time the Elad Interest was acquired. Concurrently with the acquisition of the Elad Interest, we entered into an option agreement (the “Elad Option”) which grants Elad the option, but not the obligation, to repurchase its interest in Lender LP for the Acquisition Price adjusted for the pro-rata portion of any accrued and unpaid interest and principal payments made by the borrower. Per the terms of the agreements, the Elad Interest and Elad Option cannot be transferred to parties other than us and Elad. The term of the Elad Option corresponds with Lender LP’s mezzanine loan.

On October 18, 2013 the owner of the Sullivan Center property obtained a new $113,500,000 first mortgage loan. The loan bears interest at a rate of 3.95% per annum, requires monthly payments of interest only and matures on November 6, 2018. The proceeds from the loan were used to repay the existing $110,550,000 first mortgage loan which bore interest at a rate of 11.0% per annum.

In February 2013 our joint venture which holds an indirect future interest in Sullivan Center increased its future ownership interest from 65% to 70%, which interest was further increased to 76% in November 2013. The increases were in exchange for a forbearance by Lender LP with respect to the failure by the borrower to make required debt service payments from January 2013 through October 2013. Our ownership interest becomes direct in 2018.

Atrium Mall LLC – equity investment - On June 20, 2013 we, through a newly formed 50-50 joint venture with Marc Realty, acquired a non-performing $10,650,000 mortgage loan for $6,625,000. In addition, the joint venture paid $1,137,000 to fund escrows at the closing. We invested a total of $3,935,000 in this joint venture during 2013. The loan was in maturity default at the time of acquisition and was acquired with the intention of foreclosing or working out a consensual assignment with the borrower. The loan was collateralized by a leasehold interest in the Atrium Mall in Chicago, Illinois. The leasehold interest is for 71,000 square feet of commercial/retail space that comprises the bottom three floors of an office building known as the James R. Thompson building of which the lease expires in September 2014 with six automatic five-year extensions which are exercisable at the lessee’s option. The building is owned by the State of Illinois.

On July 26, 2013 the joint venture entered into an agreement with the borrower pursuant to which the borrower conveyed the leasehold interest to the venture in lieu of foreclosure. Accordingly, the venture now holds the leasehold interest in the property.

701 Seventh Avenue, New York, New York – equity investment – During 2013, with respect to the joint venture that indirectly owns the property located at 701 Seventh Avenue, New York, New York we elected to participate in the future hotel development, and during 2013, we made additional cash contributions to the venture totaling $24,465,000. We have contributed an additional $33,419,000 in 2014 bringing our total capital contributed at such date to $86,855,000 against our $125,000,000 commitment. The contribution was made concurrently with the refinancing of the property’s existing indebtedness with a new $237,500,000 mortgage loan and $315,000,000 mezzanine loan of which $346,500,000 was advanced at closing with the balance to be advanced for constructions costs of the approximately 80,000 square feet of retail space which will include an approximately 120 foot high, 20,000 square foot state of the art LED sign. Both the mortgage loan and mezzanine loan bear interest at LIBOR plus 8% per annum, require payments of interest only and mature January 31, 2017, subject to two-one year extension terms. These loans refinanced the then existing mortgage and mezzanine loans that bore interest at LIBOR plus 11% per annum.

In addition, the venture also entered into two additional loan agreements providing for supplemental loans totalling $262,500,000, which agreements are held in escrow and only become effective upon the satisfaction of certain conditions. At such time as such loan agreements are released from escrow, if at all, the venture will be permitted to draw on such loans to provide additional construction financing in order to develop a 452 room hotel which will be constructed above the retail component. If fully funded, the maximum aggregate debt among the various loans funded would be $815,000,000.

Simultaneous with entering into the loans, the venture executed an agreement with a wholly-owned affiliate of Marriott International, Inc. (NASDAQ: MAR) to manage and operate an “EDITION” hotel at the property. The hotel will include 452-rooms and approximately 30,000 square feet of food, beverage and entertainment space. As additional collateral for the lenders, Marriott International, Inc. agreed to provide the lenders with the right upon an uncured event of default under the loan agreement by the venture to require Marriott to purchase the hotel component of the property during the first two years after opening for $314,600,000.

Construction of the retail and hotel space is expected to be completed in 2017. It is currently budgeted that we will contribute an additional $13,145,000 during 2014 against our remaining commitment of $38,145,000.

WRT-Fenway Wateridge – mortgage loan – On October 15, 2013, our venture that holds this property obtained a $7,000,000 first mortgage loan on its San Diego, California property. The loan bears interest at the greater of 6%, or LIBOR plus 4.5% per annum, requires monthly payments of interest only and matures on November 1, 2016. The venture purchased an interest rate cap which caps LIBOR at 2.5%. In connection with the financing, we received a distribution of $6,255,000 in partial redemption of our preferred equity investment. We retain the balance of our preferred equity interest as well as a 50% equity interest in the venture.

Operating Property Disposition Activity

Andover, Massachusetts – property sale - On March 28, 2013 we sold our Andover, Massachusetts office property to an independent third party for gross sale proceeds of $12,000,000. After costs and pro-rations, we received net proceeds of approximately $11,425,000 and recorded a gain of $2,775,000 on the sale of the property.

Deer Valley, Arizona – property sale - On June 11, 2013 we sold our Deer Valley, Arizona office property to an independent third party for gross sale proceeds of $20,500,000. After costs and pro-rations, we received net proceeds of approximately $19,585,000 and recorded a gain of $6,745,000 on the sale of the property.

Denton, Texas – property sale - On July 2, 2013 we sold our Denton, Texas retail property to an independent third party for gross sale proceeds of $1,850,000. After costs and pro-rations, we received net proceeds of approximately $1,703,000. No gain or loss was recognized on the sale of the property.

Seabrook, Texas – property sale - On August 1, 2013 we sold our Seabrook, Texas retail property to an independent third party for gross sale proceeds of $3,300,000. After costs and pro-rations, we received net proceeds of approximately $3,202,000 and recorded a gain of $1,428,000 on the sale of the property.

Lisle, Illinois – property sale – On December 17, 2013 we sold our Lisle, Illinois office property known as 701 Arboretum to an independent third party for gross sale proceeds of $2,500,000. After costs and pro-rations we received net proceeds of approximately $2,351,000 and recorded a gain of $58,000 on the sale of the property.

Meriden, Connecticut – property sale - On February 26, 2014 we sold our Meriden, Connecticut property to an independent third party for gross sale proceeds of $27,500,000. After costs and pro-rations and a transfer of the mortgage debt, we received net proceeds of approximately $5,106,000 on the sale of the property. This property was under contract to be sold with a $500,000 non-refundable deposit as of December 31, 2013. This property was classified as held for sale as of December 31, 2013 and the results of operations have been classified as discontinued operations for all periods presented in the consolidated interim financial statements.

Operating Property Dispositions through our Equity Investments

Sealy Airpark – Nashville, Tennessee – foreclosure – On October 7, 2013 the lender foreclosed on the loan that was collateralized by this property. We held our interest in this property through a venture that was managed by our partner and had previously written down our investment to zero. Accordingly, for financial reporting purposes we did not recognize a gain or loss in connection with the foreclosure.

Sealy Newmarket – Atlanta, Georgia – foreclosure – On December 2, 2013 the lender foreclosed on the loan that was collateralized by this property. We held our interest in this property through a venture that was managed by our partner and had previously written down our investment to zero. Accordingly, for financial reporting purposes we did not recognize a gain or loss in connection with the foreclosure.

Operating Property Significant Leasing Activity

Amherst, New York – On July 29, 2013 we entered into a lease amendment with the existing tenant, Ingram Micro Inc., which leases the entire 200,000 square foot premises. The initial lease was signed in 1988 and was scheduled to expire October 31, 2013 (subject to two five-year extensions). The new lease extends the term through October 31, 2023 with one ten-year or two five-year renewal options. Lease payments under the amendment remained unchanged through the expiration of the original lease. Annual rents under the original lease were $2,016,000. Annual rents under the amended lease are $1,802,000 for the period November 1, 2013 through October 31, 2018 and $2,002,000 for the period November 1, 2018 through October 31, 2023. The base rent is subject to increase upon the delivery of additional parking area to the tenant, which is expected to be completed during the second quarter of 2014. Annual rents are expected to increase by approximately $200,000 upon the delivery of the additional parking.

Loan Assets

The following table sets forth certain information relating to our loans receivable, loan securities carried at fair value and loans held in equity investments. All information presented is as of December 31, 2013 (in thousands).

Name	Loan Position		Asset Type	Location	Stated Interest Rate (1)	Carrying Amount (2)	Par Value		Maturity Date (3)	Senior Debt (4)
Loans Receivable
Hotel Wales (10)	Whole loan		Hotel	New York, NY	LIBOR + 4% (5)	$20,101	$20,000		10/05/14	$—
Shops at Wailea	B Note		Retail	Maui, HI	6.150%	6,292	7,584		10/06/14	106,170
Legacy Orchard	Secured		Corporate Loan	n/a	15.00%	9,750	9,750	(6)	10/31/14	—
Queensridge Towers	Whole loan		Multi-Family	Las Vegas, NV	LIBOR + 11.5% (7)	2,942	2,908		11/15/14	—
San Marbeya (10)	Whole loan		Multi-Family	Tempe, AZ	5.88%	28,546	29,305		01/01/15	—
Playa Vista *	Mezzanine		Office	Playa Vista, CA	LIBOR + 14.25%	10,327	10,250		01/23/15	80,300
Churchill	Whole loan		Mixed use	Churchill, PA	LIBOR + 3.75%	683	683		06/01/15	—
Rockwell (8)	Mezzanine		Industrial	Shirley, NY	12.00%	—	1,486		05/01/16	16,383
500-512 7th Ave	B Note		Office	New York, NY	7.19%	10,250	10,871		07/11/16	243,870
Pinnacle II	B Note		Office	Burbank, CA	6.313%	4,648	5,071		09/06/16	83,469
Poipu Shopping Village	B Note		Retail	Kauai, HI	6.618%	2,058	2,823		01/06/17	28,547
Wellington Tower	Mezzanine		Mixed use	New York, NY	6.79%	2,991	3,502		07/11/17	22,500
Mentor Building	Whole loan		Retail	Chicago, IL	10.00%	2,512	2,497		09/10/17	—

						$101,100

Loan Securities
WBCMT 2007 WHL8	CMBS		Hotel	Various	LIBOR + 1.75%	$226	$1,130		03/09/14	$1,232,004

						$226

Loans in Equity Investment		(9)
Stamford Office *	Mezzanine		Office	Stamford, CT	LIBOR + 3.25%	$9,064	$9,400		08/06/14	$400,000

						$9,064

*	Loan Asset was acquired in 2013. Additional loan asset details are described below.
(1)	Represents contractual interest rates without giving effect to loan discount and accretion. The stated interest rate may be significantly different than our effective interest rate on certain loan investments.
(2)	Carrying amount includes all applicable accrued interest and accretion of discount.
(3)	Maturity date after giving effect to all contractual extensions.
(4)	Debt which is senior in payment and priority to our loan.
(5)	Minimum rate of 7.0%.
(6)	Par value is presented at the borrower’s discounted payoff option (DPO) amount.
(7)	Minimum rate of 12.0%.
(8)	Loan defaulted in December 2013. Carrying amount reflects a $348 loan loss reserve.
(9)	Does not include our equity interests in Concord, RE CDO Management and WRT-Elad.
(10)	Serve as collateral for our secured financings. The weighted average borrowing cost for these loans is 4.56%. The ratio of debt to receivable is 59%.

Loan Asset Origination Activity

Playa Vista, California – loan origination - On January 24, 2013 we originated a $20,500,000 mezzanine loan collateralized by a 260,000 square foot office campus in the Los Angeles, California area. The loan is subordinate to an $80,300,000 mortgage loan, matures January 23, 2015, bears interest at LIBOR plus 14.25% per annum, with a 0.5% LIBOR floor and requires payments of interest only at a rate of 8.25% with the remaining interest being accrued and added to principal. In connection with the origination, the borrower paid to us an origination fee of $205,000. On March 1, 2013 we sold a 50% pari passu participation interest in the loan for $10,250,000 and gave the transferee a credit of $100,000 from the initial loan origination.

Loan Asset Repayment/Disposition Activity

Disney B Note – sale of participation - On January 25, 2013 we sold for $9,000,000 a 100% participation interest in the $10,000,000 B Note collateralized by an office building located in Burbank, California. The selling price was equal to our carrying value of the B Note.

127 West 25th Street – loan payoff - On March 1, 2013 the $8,583,000 loan collateralized by the property located at 127 West 25th Street, New York, New York was paid off in full at par.

180 N Michigan – loan payoff - On March 28, 2013 the $5,200,000 loan collateralized by the property located at 180 North Michigan Avenue, Chicago, Illinois was paid off in full at par.

Fenway Shea – loan payoff - On June 14, 2013 the $2,250,000 loan collateralized by the property located at Shea Blvd. in Phoenix, Arizona was paid off in full at par.

Renaissance Walk – loan payoff – On October 31, 2013 the $3,000,000 loan collateralized by the property known as Renaissance Walk located in Atlanta, Georgia was paid off in full at par.

Queensridge Tower – loan payments – During 2013, several of the condominium units collateralizing the Queensridge Tower loan receivable were sold resulting in payments to us of approximately $35,863,000. We made corresponding pay downs of $23,770,000 in full satisfaction of our recourse debt with KeyBank which was collateralized by the Queensridge Tower loan receivable.

Loan Portfolio – loan sale – In February 2014 we sold our interests in the loans secured directly or indirectly by Hotel Wales, Wellington Tower, 500-512 Seventh Avenue, Legacy Orchard and San Marbeya for an aggregate sales price of $42,917,000 and the senior participations in the Hotel Wales and San Marbeya loans, which for financial reporting purposes were classified as secured financings, were deemed assumed by the purchaser for financial reporting purposes. In connection with the sale, we retained an interest only participation in each of the Legacy Orchard loan and the Hotel Wales loan entitling us to payments equal to interest at 2.5% per annum on the principal amount of the Legacy Orchard loan and 0.5% per annum on the principal amount of the Hotel Wales loan.

Loan Asset Activity through our Equity Investments

RE CDO Management – asset sales - On February 20, 2013, RE CDO Management (“RE CDO”), an entity in which we hold a 50% interest, sold its subordinated interests in, and collateral management agreement with respect to, Sorin CDO III for $2,750,000. On March 8, 2013 RE CDO sold its C Tranche subordinated interests in Sorin CDO IV for $6,240,000. As a result of the sales, we received distributions of approximately $4,416,000 in the aggregate. RE CDO had originally acquired the sold assets and its interest in Sorin CDO IV, which it still retains, for $2,500,000.

CDH CDO LLC – sale of interest - On February 25, 2013 we sold for $25,000 a 17% interest in the equity of CDH CDO, exclusive of the interest in the entity that holds the collateral management agreement of CDH CDO, to Inland American. As a result of the sale, we now hold a 49.67% interest in CDH CDO. We maintain 100% of CDH CDO’s interest in WRP Management.

10 Metrotech Loan LLC – equity investment repayment – On July 30, 2013 the $40,000,000 loan collateralized by the property at 10 Metrotech Center, Brooklyn, New York and held by a venture in which we held a one-third interest was paid off at par. The venture had acquired the loan in August 2012 for $32,500,000. As a result of the payoff, we received a distribution of $13,333,000.

Concord Debt Holdings and CDH CDO – loan payoffs - Two of the underlying loans held by our Concord ventures paid off during the third quarter of 2013. In July 2013 the loan collateralized by the property commonly referred to as Thanksgiving Tower located in Dallas, Texas was satisfied. In August 2013 the loan collateralized by the property referred to as One Riverwalk located in San Antonio, Texas was satisfied. As a result of the loan payoffs we received an aggregate distribution of $6,470,000.

REIT Securities

During 2013 we liquidated all of our holdings of REIT securities. In particular, we sold 3,000,716 shares of common stock in Cedar Realty Trust, Inc. (“Cedar”) which we had acquired for an aggregate cost of $12,891,000 for aggregate sales proceeds of $16,292,000. We also sold 1,250,000 shares of MPG Office Trust Inc. which we had acquired for an aggregate cost of $2,984,000 for aggregate sale proceeds of $3,626,000.

Revolving Line of Credit

We maintain a revolving line of credit with KeyBank National Association, which we refer to as KeyBank. Pursuant to the terms of the line (i) we are permitted to borrow up to $50,000,000, subject to having a sufficient borrowing base and (ii) interest accrues on all borrowings at LIBOR plus 3%. We pay to KeyBank a quarterly fee of 0.35% on the unused portion of the line. The line of credit matured on March 3, 2014 and we did not exercise our option to extend the line for an additional year. At December 31, 2013 we had no amounts outstanding on the line.

Employees

As of December 31, 2013 we had no employees. Our affairs are administered by our Advisor pursuant to the terms of an advisory agreement which on February 1, 2013 was amended and restated to, among other things, extended the term for five years (subject to earlier termination by us for both cause (as defined) and without cause), modified the required return on the threshold amount for which the incentive fee is payable as discussed below and provided for a supplemental fee payable to our Advisor in the event of an early termination of the advisory agreement under certain circumstance or on the liquidation or disposition of the Trust. We refer to the advisory agreement, as the same may be amended from time to time, as the “Advisory Agreement.”

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

The incentive fee is equal to 20% of any amounts available for distribution in excess of the threshold amount and is only payable at such time, if at all, (i) when holders of our Common Shares receive aggregate dividends above the threshold amount or (ii) upon termination of the Advisory Agreement if the net value of our assets exceeds the threshold amount based on then current market values and appraisals. That is, the incentive fee is not payable annually but only at such time, if at all, as shareholders have received dividends in excess of the threshold amount (set at $534,224,000 on December 31, 2012 plus the issuance price for any equity interests in the Trust issued from and after January 1, 2013 plus an annual return thereon equal to the greater of (x) 4% or (y) the 5 year U.S. Treasury Yield plus 2.5% (such return, the “Growth Factor”) less any dividends paid from and after January 1, 2013). The incentive fee will also be payable if the Advisory Agreement is terminated, other than for cause (as defined) by us or with cause by our Advisor, and if on the date of termination the net value of the Trust’s assets exceeds the threshold amount. At December 31, 2013 the threshold amount required to be distributed before any incentive fee would be payable to FUR Advisors was $563,966,000, which was equivalent to $15.75 per diluted Common Share.

With respect to the supplemental fee, it is only payable if there is (i) a termination of the Advisory Agreement for any reason other than for cause (as defined) by us or with cause by our Advisor, (ii) a disposition of all or substantially all of our assets, or (iii) an election by us to orderly liquidate our assets. The supplemental fee, if payable, is equal to the lesser of (i) the base management fee paid to our Advisor for the prior twelve month period or (ii) either (x) in the case of a termination of the Advisory Agreement, 20% of the positive difference, if any between (A) the appraised net asset value of our assets at the date of termination and (B) the threshold amount less $104,980,000, or (y) in the case of a disposition or liquidation, 20% of any dividends paid on account of our Common Shares at such time as the threshold amount is reduced to $104,980,000, which will be achieved at such time as aggregate distributions of approximately $12.82 per Common Share in excess of the Growth Factor have been paid. For example, if the Trust had been liquidated at January 1, 2014, the supplemental fee would only have been payable if total dividends of approximately $12.82 per Common Share had been paid, and then only until the total supplemental fee paid would have equaled $9,289,000 (the base management fee for calendar 2013), which amount would be achieved when total dividends paid per Common Share equaled approximately $14.12.

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

In connection with the modifications entered into in February 2013 with respect to the Advisory Agreement, we issued 600,000 restricted Common Shares, which Common Shares were issued under our 2007 Long Term Incentive Plan. The restricted Common Shares were issued as follows:

Name and Position	Number of Shares

Michael L. Ashner, Chairman and CEO	198,000
Carolyn Tiffany, President	102,000
John Garilli, Chief Financial Officer	75,000
John Alba, Chief Investment Officer	75,000
Non-Executive Officer Employee Group	150,000

The restricted Common Shares issued are subject to the following restrictions:

•	The Common Shares awarded to any person will be forfeited if such person does not remain in continuous service with our Advisor through January 1, 2018. On December 4, 2013, 7,500 shares were forfeited by a Non-Executive Officer.

•	The Common Shares will immediately vest and no longer be subject to forfeiture on the earlier of (i) January 1, 2018, (ii) upon a change in control, (iii) if the Advisory Agreement is terminated by us for any reason other than cause, or by our Advisor for cause, or (iv) in the case of Michael Ashner and Carolyn Tiffany, in the event of the death or disability of the holder. Change in control is defined as the occurrence of any of the following, in one transaction or a series of related transactions: (1) any “person” (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) becoming a “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of our securities representing more than 50% of the voting power of our then outstanding securities; (2) our consolidation, equity exchange, reorganization or merger resulting in our equity holders immediately prior to such event not owning at least a majority of the voting power of the resulting entity’s securities outstanding immediately following such event; (3) the sale or other disposition of all or substantially all of our assets; or (4) our dissolution.

•	So long as the Common Shares awarded are subject to forfeiture, our secretary has the sole and exclusive right to exercise all voting rights with respect to the awarded Common Shares.

•	Until the Common Shares awarded are no longer subject to forfeiture, all cash dividends payable thereon will be payable as follows: (i) the holder will receive a portion of the dividend equal to (i) five percent, multiplied by (ii) the number of full calendar quarters that have transpired between January 1, 2013 and the applicable dividend payment date, less any required tax withholding and (ii) the remaining portion of the dividend will be held by us in escrow and will only be paid to the holder thereof if and when the Common Shares awarded are no longer subject to forfeiture. If the Common Shares awarded are forfeited, then the dividends held in escrow will similarly be forfeited.

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

Segment Data

Business segment data may be found under Item 8 – Financial Statements and Supplementary Data Note 23.

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

New York Stock Exchange Certification

As required by applicable New York Stock Exchange listing rules, on May 22, 2013, following our 2013 Annual Meeting of Shareholders, our Chairman and Chief Executive Officer submitted to the New York Stock Exchange a certification that he was not aware of any violation by us of New York Stock Exchange corporate governance listing standards.

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

As of December 31, 2013, we had approximately $112,512,000 of cash and cash equivalents available for investment. Our ability to increase our overall net worth is dependent upon our ability to grow our asset base by investing these funds, as well as additional funds which we may raise or borrow, in real estate related assets that will ultimately generate returns in excess of our cost of capital.

We may not be able to obtain capital to make investments.

As a REIT, we are in a capital intensive business that is dependent primarily on third party debt and equity financing to fund the growth of our business because one of the requirements for a REIT is that it distribute at least 90% of its annual REIT taxable income, subject to certain adjustments, to its shareholders. Access to third party capital sources depends, in part, on general market conditions, the market’s perception of our growth potential, our current and expected future earnings, our cash flow and the market price of our Common Shares. Additionally, we may not be able to obtain debt or equity financing on favorable terms. Accordingly, if we cannot obtain capital from third parties or if such access is on unfavorable terms, it will likely have a material adverse effect on our financial condition and results of operations, our stock price and our ability to pay dividends to our shareholders.

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

We are subject to the risk that, upon expiration, leases may not be renewed, the space may not be relet or the terms of renewal or reletting, including the cost of any required renovations, may be less favorable than the prior or current lease terms. This risk is substantial with respect to our net leased properties. As of December 31, 2013, our 11 single tenant properties, containing an aggregate of approximately 2,093,000 square feet of space are net leased to 9 different tenants. Gross leases accounting for approximately 4% of the aggregate annual base rent from our operating properties for 2013, representing approximately 3% of the net rentable square feet at the properties, are scheduled to expire in 2014. Other leases grant tenants early termination rights upon payment of a termination penalty. Lease expirations will require us to locate new tenants and negotiate replacement leases with them. The costs for tenant improvements, tenant concessions and leasing commissions with respect to new leases are traditionally greater than costs relating to renewal leases. If we are unable to promptly relet or renew leases for all or a substantial portion of the space subject to expiring leases, or if the rental rates upon such renewal or reletting are significantly lower than expected, our revenue and net income could be adversely affected.

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

We are subject to the normal risks associated with debt and preferred share financings, including the risk that our cash flow will be insufficient to meet required payments of principal and interest on debt and dividends and redemption payments to holders of preferred shares and the risk that indebtedness on our properties, or unsecured indebtedness, will not be able to be renewed, repaid or refinanced when due, or that the terms of any renewal or refinancing will not be as favorable as the terms of such indebtedness. If we were unable to refinance indebtedness or preferred share financings on acceptable terms, or at all, we might be forced to dispose of one or more of our investments on disadvantageous terms, which might result in losses to us, which could have a material adverse effect on us and our ability to pay dividends to our holders of preferred shares and Common Shares. Furthermore, if a property is mortgaged or a loan pledged to secure payment of indebtedness and we are unable to meet the debt payments, the lender could foreclose upon the property or the loan, appoint a receiver or obtain an assignment of rents and leases or pursue other remedies, all with a consequent loss of revenues and asset value to us. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT dividend requirements.

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

A deterioration in the credit markets will make it extremely difficult for borrowers to obtain mortgage financing. The inability of borrowers to obtain replacement financing has, in the past, led and will in the future, likely lead to more loan defaults thereby resulting in expensive and time consuming foreclosure actions and/or negotiated extensions to existing loans beyond their current expirations on terms which may not be as favorable to us as the existing loans.

A prolonged economic slowdown, a lengthy or severe recession or continued instability in the credit markets could harm our operations and viability.

A prolonged economic slowdown, a lengthy or severe recession or the continued instability in the credit market will affect our operations and viability in a number of ways including:

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

We may issue Common Shares or equity or debt securities convertible into Common Shares at a price or conversion price less than our then per Common Share net asset value.

Our Common Share price has historically traded at a price less than our estimated per Common Share net asset value. Accordingly, if we were to issue additional Common Shares or debt or equity securities convertible into Common Shares it is likely that the offer price or conversion price, as applicable, will be less than such net asset value. As a result, such issuance would create a dilution to the net asset value of our assets until such time, if at all, as the proceeds from such offering were invested in assets that are accretive to our net asset value.

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

RE CDO Management LLC, an entity in which we hold a 50% economic interest, and WRP-Management LLC, an entity in which we hold a 100% economic interest, are registered as investment advisers under the Investment Advisers Act of 1940, as amended, which we refer to as the Advisers Act, because they provide collateral management services to private funds as defined under the Advisers Act. As registered investment advisors, these subsidiaries are required to operate in compliance with the Advisers Act which results in increased cost to us. Further, if we were to fail to comply with the Advisers Act, we could be subject to sanctions, up to and including no longer being permitted to provide services to private funds which could have an adverse effect on our results.

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

Pursuant to the terms of our Advisory Agreement with our Advisor, our Advisor is entitled to receive an incentive fee and, in certain instances, a supplemental fee equal to 20% of any amounts available for distribution in excess of a threshold amount. The incentive fee is only payable at such time, if at all, (i) when holders of our Common Shares receive aggregate dividends above a threshold amount or (ii) upon termination of our Advisory Agreement, if the value of our net assets exceed the threshold amount based on then current market values and appraisals. That is, the incentive fee is not payable annually but only at such time, if at all, as shareholders have received the threshold amount or, if the Advisory Agreement is terminated, the net assets of the Trust exceed the threshold amount. At December 31, 2013, the threshold amount required to be distributed before any incentive fee would be payable to FUR Advisors was approximately $563,966,000 which was equivalent to $15.75 for each of our Common Shares on a fully diluted basis. The threshold amount required to be distributed before any supplemental fee payable to FUR Advisors was approximately $458,986,000 which was equivalent to $12.82 for each of our Common Shares on a fully diluted basis. At such time as shareholders’ equity in accordance with generally accepted accounting principles exceeds the applicable threshold amount, we will record a liability in our financial statements equal to approximately 20% of the excess of shareholders’ equity in accordance with generally accepted accounting principles and the applicable threshold amount.

Termination of the Advisory Agreement may be costly or not in our best interest.

Termination of the Advisory Agreement either by us without cause or by our Advisor for cause may be costly. Upon termination of the Advisory Agreement, our Advisor would be entitled to the incentive fee that would be paid as if we sold all of our assets for an amount based on appraised valuation of our assets assuming we were then liquidated. In addition, unless the Advisory Agreement is terminated by us for cause or by our Advisor without cause, our Advisor will also be entitled to the supplemental fee upon the termination of the Advisory Agreement or the liquidation or disposition of all or substantially all of our assets. The amount payable on termination of the Advisory Agreement, or liquidation or disposition, could be substantial which may have a negative effect on the price of our Common Shares. Further, affiliates of our Advisor hold approximately 9.4% of our outstanding Common Shares and serve as our executive officers. Accordingly, if we were inclined to terminate the Advisory Agreement, the ownership position of our Advisor in our Common Shares could result in other adverse effects to us and the price of our Common Shares.

If we recognize substantial impairment charges on our properties, loan assets, or equity and preferred equity investments, our net income may be reduced.

On a combined basis, we have recognized impairment charges and loan loss reserves totaling $10,939,000, $3,260,000 and $28,658,000 for the years ended December 31, 2013, 2012 and 2011, respectively. In the future, we may incur substantial impairment charges, which we are required to recognize whenever we sell a property or loan asset for less than its carrying value or we determine that the carrying amount of the property or loan asset is not recoverable and exceeds its fair value. For equity and preferred equity investments, we are required to recognize impairment charges when the estimated fair value of the investment’s underlying net assets in comparison to the carrying value of our interest in the investment has declined on an other-than-temporary basis. By their nature, the timing and extent of impairment charges are not predictable. We may incur non-cash impairment charges in the future, which may reduce our net income.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

CONSOLIDATED OPERATING PROPERTIES

The following table sets forth a schedule of consolidated operating properties at December 31, 2013. Our portfolio of consolidated properties consists of 19 commercial properties consisting of 3,671,000 square feet and seven residential apartment complexes consisting of 1,549 units.

Description and Location	Year Acquired	Trust’s Ownership	Rentable Square Feet	(**) % Leased	Major Tenants (Lease / Options Expiration)	Major Tenant Sq. Ft.	($000’s) Depreciated Cost Basis	Cost per Square Foot or Unit	Ownership of Land	($000’s) Debt Balance		Debt Maturity & Int Rate (2)
Office
Amherst, NY	2005	100%	200,000	100%	Ingram Micro	200,000	$17,108	$86	Fee		(1)	(1)
					Systems
					(2023/2033)

Cerritos, CA (3)	2012	100%	187,000	80%	Sunwest	37,000	21,884	117	Fee	$23,142		01/2017
					(2018)							5.07%

Chicago, IL	2005	100%	126,000	97%	River North	15,000	20,718	164	Fee	19,856		03/2016
(One East Erie)					Surgery (2023)							5.75%

Chicago, IL	2007	60%	253,000	50%	ITAV	37,000	14,252	56	Fee	8,579		04/2015
(River City / Marc Realty)					(2024/2029)							5.50%
					MFS/Worldcom	60,000
					(2019/2023)

Englewood, CO	2010	100%	118,000	96%	Hitachi Data	61,000	7,283	62	Fee		(1)	(1)
Crossroads I					(2024/2034)
					RGN-Denver LLC	17,000
					(2015/ 2025)

Englewood, CO	2010	100%	118,000	96%	TIC Holdings	95,000	9,989	85	Fee		(1)	(1)
Crossroads II					(2019/2044)

Houston, TX	2004	32%	614,000	100%	Spectra Energy	614,000	55,358	90	Fee	47,201		04/2016
					(2026/2036)							6.01%

Lisle, IL	2006	100%	169,000	78%	United Healthcare	41,000	18,827	111	Fee	5,752		10/2014
					(2015)							Libor+2.5%

Lisle, IL					Ryerson							03/2017
(Marc Realty)	2006	60%	54,000	100%	(2018/2023)	54,000	3,637	67	Fee	5,470		5.55%

New York, NY	2011	(4)	105,000	82%	Alice + Olivia	27,000	56,507	194	Ground	51,950		05/2016
(450 West 14th)					(2021/2031)				Lease			Libor + 2.5%
					Fast Retailing	23,000
					(2026/2036)
					Access Industries	14,000
					(2021/2031)

Orlando, FL	2004	100%	257,000	100%	Siemens Real	257,000	13,346	52	Ground	36,983		07/2017
					Estate, Inc.				Lease			6.40%
					(2017/2042)

Philadelphia, PA	2013	49%	502,000	73%	Temple University	128,000	43,391	86	Fee	42,440		05/2016
(1515 Market Street)					(2022)							Libor+2.0%

Plantation, FL	2004	100%	120,000	100%	AT&T Service,	120,000	10,897	91	Fee	10,684		04/2018
					Inc.							6.48%
					(2020/2035)

South Burlington, VT	2005	100%	54,000	100%	Fairpoint Comm.	54,000	2,737	51	Ground		(1)	(1)
					(2014)				Lease

Subtotal - Office			2,877,000				$295,934			$252,057

(Continued on next page)

CONSOLIDATED OPERATING PROPERTIES (Continued)

					The Kroger Co.				Ground
Greensboro, NC	2004	100%	46,000	100%	(2017/2037)	46,000	2,934	64	Lease		(1)	(1)

					The Kroger Co.
Louisville, KY	2004	100%	47,000	100%	(2015/2040)	47,000	2,477	53	Fee		(1)	(1)

Subtotal Retail			154,000				$7,227

Other

Warehouse
					Football
					Fanatics
Jacksonville, FL	2004	100%	588,000	100%	(2015/2024)	561,000	$10,550	18	Fee		(1)	(1)

Mixed Use
					Westinghouse							08/2024
Churchill, PA	2004	100%	52,000	100%	(2024)	52,000	5,529	106	Fee	$5,049		3.50%

Subtotal - Other			640,000				$16,079			$5,049

Residential
												08/2014
												Libor +
Memphis, TN	2012	100%	320 units	93%	n/a	n/a	$20,298	65	Fee	$13,125		2.5%
												10/2016
												LIBOR +
Houston, TX	2013	84%	396 units	90%	n/a	n/a	104,519	264	Fee	64,635		2.0%
												10/2016
												LIBOR +
San Pedro, CA	2013	84%	89 units	99%	n/a	n/a	19,733	222	Fee	12,195		2.0%
												10/2016
												LIBOR +
Stamford, CT	2013	84%	92 units	95%	n/a	n/a	78,852	857	Fee	48,780		2.0%
												10/2016
												LIBOR +
Phoenix, AZ	2013	84%	184 units	93%	n/a	n/a	39,360	214	Fee	24,390		2.0%
												08/2016
Greensboro, NC (5)	2012	100%	284 units	96%	n/a	n/a	17,809	65	Fee	14,735		6.22%
Oklahoma City,												02/2021
OK	2013	80%	184 units	97%	n/a	n/a	14,609	79	Fee	9,967		5.7%

Subtotal - Residential			1,549 units				$295,178			$187,827

Total Consolidated Properties			3,671,000				$614,420			$444,933

(**)	Occupancy rates include all signed leases, including space undergoing tenant improvements.

Notes to Consolidated Properties - Selected Data

(1)	These properties collateralize our revolving line of credit.
(2)	The one month LIBOR rate at December 31, 2013 was 0.1677%.
(3)	The stated debt balance is the fair value of the debt at December 31, 2013. The contractual debt balance was $23,000 at December 31, 2013.
(4)	We hold a preferred equity interest. At December 31, 2013 our effective ownership interest was 88%.
(5)	The stated debt balance is the fair value of the debt at December 31, 2013. The contractual debt balance was $13,600 at December 31, 2013.

UNCONSOLIDATED OPERATING PROPERTIES

The following table sets forth a schedule of unconsolidated operating properties at December 31, 2013. Our portfolio of unconsolidated properties is accounted for under the equity method of accounting. These properties consist of 10 commercial properties consisting of 2,339,000 square feet and 27 residential apartment complexes consisting of 4,655 units.

	Year Acquired	Trust’s Ownership	Rentable Square Feet	(**) % Leased	Major Tenants (Lease / Options Expiration)	Major Tenants Sq. Ft.	($000’s) Equity Investment Balance	Ownership of Land	($ 000’s) Debt Balance (1)	Debt Maturity & Int Rate (13)
Marc Realty Portfolio - Equity Investments

223 West Jackson
Chicago, IL					No tenants over					09/2017
(Brooks Building)	2005	50%	168,000	75%	10%	—	6,551	Fee	6,770	Libor + 2.75%

4415 West Harrison					North American
Hillside, IL					Medical Mgmt					12/2015
(High Point)	2005	50%	192,000	65%	(2015/2020)	24,000	—	Fee	4,335	5.62%

1701 E. Woodfield,					No tenants over					09/2015
Schaumburg, IL	2005	50%	175,000	87%	10%	—	150	Fee	5,369	Libor + 3% (2)

					Consumer
2205-55 Enterprise					Portfolio
Westchester, IL	2005	50%	130,000	91%	(2014/2019)	18,900
					Uro Partners					10/2019
					(2015)	14,500	50	Fee	8,759	4.30%

Total - Marc Realty Portfolio			665,000				$6,751		$25,233

Sealy Venture Properties - Equity Investments
										09/2015
Atlanta, GA					Original Mattress					Libor + 5.35%
(Northwest Atlanta)	2006	60%	472,000	77%	(2020/2025)	57,000	$7,635	Fee	$13,592	(3)

Mentor Retail LLC - Equity Investment
					American
39 South State Street					Apparel					09/2017
Chicago, IL	2012	50%	7,000	100%	(2022)	7,000	$635	Fee	$2,497	10%

WRT-Elad One South State - Equity Investment

One South State Street
Chicago, IL					Target					11/2018
(Sullivan Center)	2012	38%	942,000	83%	(2038/2063)	147,000	$23,661	Fee	$113,500	3.95%

					Walgreens (2022/2027)	95,000

					Illinois Dept. of Employment (2019/2024)	243,000

					Art Institute of Chicago (2020/2030)	153,000

701 Seventh WRT Investor - Equity Investment										10/2015
701 Seventh Avenue			Under							LIBOR +
New York, NY	2012	54%	Development		(5)	—	$55,259	Fee	$376,600	10.20%(4)

WRT-Fenway Wateridge - Equity Investment										11/2016
10525 Vista Sorrento										Greater of 6%
Parkway San Diego,					Verint Americas					or LIBOR +
CA	2012	50%	62,000	89%	(2018)	6,500	$1,898	Fee	$7,000	4.5%(6)

					Flores Lund
					(2017)	10,000

					Quidel Corp.
					(2014)	11,000

					Verizon Wireless
					(2016)	13,000

Atrium
					No tenants over
Chicago, IL	2013	50%	71,000	76%	10%	—	$3,845	Fee	$—

(**) Occupancy rates include all signed leases including space undergoing tenant improvements

(Continued on next page)

UNCONSOLIDATED OPERATING PROPERTIES (Continued)

	Year Acquired	Trust’s Ownership		Units	% Leased	Ownership of Land	($000’s) Debt Balance (1)	Debt Maturity & Int Rate (8)	Subordinated Debt ($ 000’s)	Subordinated Debt Maturity
Vintage Housing Holdings LLC - Equity Investment

Agave Associates								10/2036		12/2036
Elk Grove, CA	2011		(7)	188	97%	Fee	$14,600	SIFMA + 1.28%	$2,500	3.50%

Vintage at Bend								12/2036
Bend, OR	2011		(7)	106	99%	Fee	5,500	SIFMA + 1.24%

The Bluffs Apartments								10/2035		7/2033
Reno, NV	2011		(7)	300	96%	Fee	18,300	SIFMA + 1.57%	8	3%

Bouquet Canyon Seniors								7/2028
Santa Clarita, CA	2011		(7)	264	98%	Fee	10,728	6.38%

Vintage at Bremerton								3/2033
Bremerton, WA	2011		(7)	143	95%	Fee	6,200	SIFMA + 1.55%

Vintage at Burien								1/2038
Burien, WA	2011		(7)	101	96%	Ground Lease	6,680	SIFMA + 1.50%

Vintage at Chehalis								6/2040
Chehalis, WA	2011		(7)	150	100%	Fee	8,190	SIFMA + 1.70% (9)

Elk Creek Apartments								11/2039
Sequim, WA	2011		(7)	138	95%	Fee	7,302	6.60%

Vintage at Everett								1/2038
Everett, WA	2011		(7)	259	100%	Fee	16,180	SIFMA + 1.50%

Falls Creek Apartments								12/2040
Couer d’ Alene, ID	2011		(7)	170	93%	Fee	8,267	6.37%

Forest Creek Apartments								6/2040
Spokane, WA	2011		(7)	252	96%	Fee	13,680	SIFMA + 1.68%

Hamilton Place Seniors								7/2033		7/2014
Bellingham, WA	2011		(7)	94	96%	Fee	3,590	SIFMA + 1.67%	43	5.88%

Heritage Place Apartments								7/2015		5/2039
St. Ann, MO	2011		(7)	113	90%	Fee	1,732	8.37%	490	1.0%

Holly Village Apartments								7/2032
Everett, WA	2011		(7)	149	97%	Fee	6,870	SIFMA + 1.58%

Larkin Place Apartments								7/2033
Bellingham, WA	2011		(7)	101	96%	Fee	4,825	SIFMA + 1.51%

								1/2037
Vintage at Mt. Vernon							7,500	SIFMA + 1.73% (10)
Mt. Vernon, WA	2011		(7)	154	99%	Fee	930	SIFMA + 1.73% (11)

Vintage at Napa								6/2034
Napa, CA	2011		(7)	115	99%	Fee	5,899	6.26%

Vintage at Richland								1/2038
Richland, WA	2011		(7)	150	96%	Fee	7,535	SIFMA + 1.83%

Rosecreek Senior Living								12/2037
Arlington, WA	2011		(7)	100	99%	Fee	3,267	SIFMA + 0.51%

Vintage at Sequim								3/2038
Sequim, WA	2011		(7)	118	98%	Fee	6,234	SIFMA + 2.35%

Silver Creek Apartments								1/2018
Pasco, WA	2011		(7)	242	97%	Fee	12,775	SIFMA + 1.75%

Vintage at Silverdale								9/2039
Silverdale, WA	2011		(7)	240	97%	Fee	14,880	SIFMA + 2.89% (12)

Vintage at Spokane								8/2040
Spokane, WA	2011		(7)	287	99%	Fee	16,295	SIFMA + 1.46%

Seven Hills/ St Rose								10/2035
Henderson, NV	2011		(7)	244	97%	Fee	14,770	SIFMA + 1.47%

								1/2038
Twin Ponds Apartments							5,515	SIFMA + 1.53%
Arlington, WA	2011		(7)	134	96%	Fee	1,179	6.20%

								1/2035
Vintage at Vancouver							7,725	SIFMA + 2.16%
Vancouver, WA	2011		(7)	154	98%	Fee	539	8.12%

Vista Sonoma Seniors Apts								1/2032
Santa Rosa, CA	2011		(7)	189	98%	Fee	9,778	6.562%

Total - Vintage Properties				4,655 units			$247,465		$3,041

UNCONSOLIDATED OPERATING PROPERTIES - (Continued)

Notes to Unconsolidated Operating Properties Table

(1)	Debt balance shown represents the property level debt encumbering the properties.
(2)	An interest rate swap agreement with a notional amount of $5,369 effectively converts the interest rate to a fixed rate of 4.78%
(3)	An interest rate cap was purchased that caps LIBOR at 1%.
(4)	There is a LIBOR floor of 1%.
(5)	There are no major tenants as the property is currently in development.
(6)	An interest rate cap was purchased that caps LIBOR at 2.5%.
(7)	The Vintage equity investment of $34,153 represents a 75% interest in Vintage Housing Holdings LLC, an entity which owns the general partnership interests in the properties listed above.
(8)	SIFMA = Securities Industry and Financial Markets Association Municipal Swap Index. The one-month SIFMA rate at November 30, 2013 was 0.05%. Each of the Vintage floating rate debt instruments is subject to an interest rate cap ranging from 5.50% and 8.25%.
(9)	An interest rate swap agreement with a notional amount of $7,844 effectively converts the interest rate to a fixed rate of 4.76%.
(10)	An interest rate swap agreement with a notional amount of $7,500 effectively converts the interest rate to a fixed rate of 5.31%.
(11)	An interest rate swap agreement with a notional amount of $920 effectively converts the interest rate to a fixed rate of 6.86%.
(12)	An interest rate swap agreement with a notional amount of $14,246 effectively converts the interest rate to a fixed rate of 5.72%.
(13)	The one month LIBOR rate at December 31, 2013 was 0.1677%.

LEASE EXPIRATIONS

The following table sets forth a schedule of lease expirations at our consolidated and unconsolidated commercial properties respectively, with respect to leases in place at December 31, 2013 for each of the next ten years and thereafter (assuming that no tenants exercise renewals or cancellation options and that there are no tenant bankruptcies or other tenant defaults). Annual contractual rent under expiring leases represents base rent charges for the year ended December 31, 2013 and does not reflect any straight-line rent adjustments or expense reimbursements. The average annualized revenue per square foot as of December 31, 2013 was $22.56 for consolidated multi-tenant operating properties and $9.15 for consolidated single tenant operating properties. Annualized revenue represents contractual base rent for December multiplied by twelve.

The following tables set forth certain information concerning lease expirations:

Year of Lease Expirations	Number of Expiring Leases	Net Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases (%)	Annual Contractual Rent Under Expiring Leases ($)	Annual Rent Per Leased Square Foot of Expiring Leases ($)
Consolidated Multi Tenant
Operating Properties:
2014	29	102,000	8%	$1,635,000	$16.03
2015	23	130,000	11%	2,453,000	18.87
2016	18	67,000	6%	1,272,000	18.99
2017	19	94,000	8%	1,664,000	17.70
2018	26	130,000	11%	2,596,000	19.97
2019	14	211,000	18%	4,904,000	23.24
2020	3	7,000	1%	146,000	20.86
2021	10	87,000	7%	4,554,000	52.34
2022	8	182,000	15%	4,319,000	23.73
2023	4	38,000	3%	996,000	26.21
2024 and Thereafter	11	147,000	12%	2,426,000	16.50

			100%

Consolidated Single Tenant
Operating Properties:
2014	1	54,000	3%	840,000	15.56
2015	2	608,000	29%	1,045,000	1.72
2016	2	88,000	4%	382,000	4.34
2017	2	303,000	14%	3,822,000	12.61
2018	1	54,000	3%	945,000	17.50
2019	—	—	—	—	—
2020	1	120,000	6%	1,447,000	12.06
2021	—	—	—	—	—
2022	—	—	—	—	—
2023	1	200,000	9%	1,980,000	9.90
2024 and Thereafter	2	666,000	32%	8,684,000	13.04

			100%

Unconsolidated
Operating Properties:
2014	77	148,000	11%	2,328,000	15.74
2015	66	168,000	12%	3,654,000	21.80
2016	32	97,000	7%	3,634,000	37.56
2017	23	70,000	5%	3,087,000	44.01
2018	26	73,000	5%	2,625,000	35.75
2019	16	342,000	25%	8,060,000	23.59
2020	12	169,000	12%	6,457,000	38.30
2021	4	5,000	—	693,000	126.35
2022	4	135,000	10%	6,230,000	46.18
2023	5	22,000	2%	2,948,000	135.46
2024 and thereafter	23	159,000	11%	4,897,000	30.83

			100%

TENANT DIVERSIFICATION

The following table sets forth information regarding the leases with respect to the five largest tenants in our consolidated properties portfolio, based on the amount of square footage leased by our tenants at December 31, 2013.

Tenant	Property	Remaining Lease Term in months	Total Leased Square Fee	Percentage of Aggregate Portfolio Leased Square Feet (%) (1)	Percentage of Aggregate Portfolio Annual Rent (%) (2)

Spectra Energy	Houston, TX	148	614,000	18.5%	12.0%

Football Fanatics, Inc.	Jacksonville, FL	19	561,000	16.9%	1.6%

Siemens Real Estate, Inc.	Orlando, FL	48	257,000	7.8%	7.4%

Ingram Micro, Inc.	Amherst, NY	58	200,000	6.0%	3.9%

The Kroger Company	Various (3)	29	154,000	4.7%	1.5%

(1)	Represents percentage of square footage leased excluding month to month leases.
(2)	Represents base rent plus straight line rent adjustments.
(3)	The Kroger Company is a tenant in three net leased properties located in Georgia, Kentucky and North Carolina. Remaining lease term represents a weighted average based on square footage and percentage of annual rent represents an aggregate of all three properties.

GROUND LEASES

On certain of our properties we own the improvements and lease the land underlying the improvements pursuant to ground leases.

The following table sets forth the terms of the ground leases:

Property Location	Current Term Expiration	Renewal Terms	Lease Term Rents Per Annum

Atlanta, GA	09/30/16	Two 5-Year Renewal Options (Extended Term 2026)	Ground lease calls for $30,000/yr. plus 1/2 of 1% of sales greater than $27,805,800. (1)

Greensboro, NC	12/31/17	Two 5-Year and 15 one-year Renewal options (Extended Term 2042)	Ground lease calls for $83,041/yr. increased by approximately $12,000 for each successive renewal period plus 1% of sales over $37,405,200. (1)

Orlando, FL	12/31/17	Five 5-Year Renewal Options (Extended Term 2037)	Ground lease calls for $2/yr. of rent though the current term and then fair market value for each successive renewal period. (1)

South Burlington, VT	01/02/15	Three 5-Year and One 10-Year Renewal Options (Extended Term 2040)	Ground lease calls for $51,854/yr. though the current term and then fair market value. (1)

450 West 14th Street New York, NY	05/31/53	None	Ground Lease calls for $115,032/month plus increases of 3% per annum each June as well as $100,000 increases per annum on November 1, 2015 and 2017.

(1)	The lease requires the tenant to perform all covenants under the ground lease including the payment of ground rent. All extensions are at our option.

MORTGAGE LOANS

Information pertaining to the terms of the first mortgages for each of the properties is included in the table at the beginning of Item 2 - Properties.

ITEM 3 – LEGAL PROCEEDINGS

The Trust is involved from time to time in litigation on various matters, including disputes with tenants and disputes arising out of agreements to purchase or sell properties. Given the nature of the Trust’s business activities, these lawsuits are considered routine to the conduct of its business. The Trust does not expect that the liabilities, if any, that may ultimately result from such legal actions will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Trust. As of December 31, 2013, the Trust was not involved in any material litigation.

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

	High	Low

Year Ended December 31, 2012:
First quarter	$12.28	$10.32
Second quarter	12.28	10.04
Third quarter	12.67	10.55
Fourth quarter	11.50	10.32

Year Ended December 31, 2013:
First Quarter	$12.80	$11.04
Second Quarter	13.29	11.40
Third Quarter	13.66	11.07
Fourth Quarter	12.02	10.77

Holders

As of December 31, 2013 there were 601 record holders of our Common Shares. This does not include beneficial owners for whom Cede & Co. or others act as nominee.

Dividends

In order to retain REIT status, and thus avoid paying federal corporate tax, we are required by the Code to distribute at least 90% of our REIT taxable income. We declared dividends of $0.1625 per Common Share in each quarter for the last two years.

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

The following table sets forth the shares repurchased during the fourth quarter of 2012. No additional shares have been repurchased since November 30, 2012.

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

11/1/12 – 11/30/12	70,040	$10.52	70,040	1,429,960

Performance Graph

The following graph is a comparison of the five-year cumulative return of Common Shares, a peer group index and the Morgan Stanley REIT Index (“MSCI US REIT”) for the periods shown. The peer group consists of REITs with diverse investments which is in contrast to REITs which target a certain asset type, class or geographic location. The peer group REITs also have current market values as of January 27, 2014 under $750,000,000. The graph assumes that $100 was invested on December 31, 2008 in our Common Shares, a peer group index and the Morgan Stanley REIT Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph. It should also be noted that if Common Shares were purchased at times after December 31, 2008, the results depicted would not have been the same.

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Winthrop Realty Trust	100.00	110.95	137.45	116.26	133.70	141.39
MSCI US REIT (RMS)	100.00	128.61	165.23	179.60	211.50	216.73
FUR Peer Group Index*	100.00	111.18	136.54	107.30	127.69	162.06

*	Peer Group consists of REITs with a diversity and other property focus and have a current market value as of January 27, 2014 of less than $750M.

ITEM 6 – SELECTED FINANCIAL DATA

The following table sets forth selected, historical, consolidated financial data for the Trust and should be read in conjunction with the Consolidated Financial Statements of the Trust and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K.

	Years Ended December 31,
Operating Results	2013	2012	2011	2010	2009
(in thousands, except per share data)

Revenue	$61,103	$44,213	$35,848	$32,984	$34,410

Income (loss) from continuing operations (1)	$21,111	$24,749	$10,584	$19,452	$(86,631)
Income (loss) from discontinued operations (2)	7,667	(118)	349	(2,975)	2,284

Net income (loss) attributable to Winthrop Realty Trust	28,778	24,631	10,933	16,477	(84,347)
Preferred dividends	(11,146)	(9,285)	(924)	(288)	(147)
Amount allocated to Restricted Common Shares	(307)	—	—	—	—

Net income (loss) applicable to Common Shares	$17,325	$15,346	$10,009	$16,189	$(84,494)

Per Common Share
Income (loss) from continuing operations, basic	$0.28	$0.46	$0.31	$0.85	$(5.33)
Income (loss) from discontinued operations, basic (2)	0.23	—	0.01	(0.13)	0.14

Net income (loss) applicable to Common Shares, basic	$0.51	$0.46	$0.32	$0.72	$(5.19)

Income (loss) from continuing operations, diluted	$0.28	$0.46	$0.31	$0.85	$(5.33)
Income (loss) from discontinued operations, diluted	0.23	—	0.01	(0.13)	0.14

Net income (loss) applicable to Common Shares, diluted	$0.51	$0.46	$0.32	$0.72	$(5.19)

Cash dividends declared per Common Share	$0.65	$0.65	$0.65	$0.65	$0.9125

Balance Sheet Data:
(in thousands)

Total Assets	$1,132,324	$923,163	$733,933	$610,128	$493,192

Total Debt	$562,075	$421,422	$300,090	$277,193	$238,067

Non-Controlling redeemable preferred interest	$—	$—	$—	$3,221	$12,169

Series D Cumulative Redeemable Preferred Shares	$120,500	$120,500	$40,000	$—	$—

Total Shareholders’ Equity	$480,874	$454,510	$387,802	$295,771	$217,089

(1)	Income (loss) from continuing operations, including per share data, are net of non-controlling interests.
(2)	The results of the Creekwood apartment property were classified as discontinued operations for 2009. The results of the Athens, Georgia and Sherman, Texas properties were classified as discontinued operations for 2009 and 2010. The results of the Lafayette, Louisiana; Knoxville, Tennessee and St. Louis, Missouri properties were classified as discontinued operations for 2009 through 2011. The results of the Indianapolis, Indiana and Memphis, Tennessee properties were classified as discontinued operations for 2009 through 2012. The results of the Andover, Massachusetts; Denton, Texas; Lisle, Illinois (701 Arboretum) and Seabrook, Texas properties were classified as discontinued operation for 2009 through 2013. The results of the Deer Valley, Arizona and Meriden, Connecticut properties were classified as discontinued operations for 2010 through 2013.

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

Overview

As a diversified REIT, we operate in three strategic segments: (i) operating properties; (ii) loan assets; and (iii) REIT securities. As value investors we focus and aggressively pursue our investment activity in the segment we believe will generate the greater overall return to us given market conditions at the time. In prior years we have demonstrated our ability to adjust our business plan to capitalize on evolving market conditions both with respect to business segment and capital structure. We will continue to invest in opportunities which we believe will yield superior risk adjusted returns. These investments have in the past had, and may in the future have returns weighted towards the back end of the invested life which negatively impact current earnings and funds from operations.

In connection with our strategy, in certain instances, we seek to acquire assets through joint ventures which allows us to employ third party co-investment capital to maximize diversification of risk and reduce capital concentration and in certain instances leverage off of our joint venture partner’s experience and expertise in specific geographic areas and/or specific asset types.

As value investors we focus and aggressively pursue our investment activity in the real estate investment segments we believe will generate the greater overall return to us given market conditions at the time. In prior years we have demonstrated our ability to adjust our business plan to capitalize on evolving market conditions both with respect to business segment and capital structure. While we made significant new investments in 2013, most notably the portfolio acquisition of four luxury residential multifamily high rises and our election to participate in the hotel portion of our 701 Times Square investment, we have observed very competitive pricing for quality real estate resulting from a low interest rate environment and increasing capital seeking real estate and real estate related investments. We expect that during 2014, absent a change in the macroeconomic environment, new opportunities that meet our asset quality and investment return requirements may be limited. Nevertheless, we will continue to seek new investments and we will continue to look to our existing portfolio for follow-on investment opportunities. Consequently, we have evaluated our stabilized assets with a view towards selling those assets to take advantage of rising prices and have begun executing on such sales. In addition, subject only to the disposition restrictions under the Internal Revenue Code in order to maintain our REIT status, we will continue to realize returns on those investments that we believe have matured in value and recycle the proceeds for new investments and/or corporate reserves.

During 2013 we (i) invested $284,408,000 in new operating property assets and $51,437,000 in new loan assets. (see Item 8 – Financial Statements and Supplementary Data, Note 4 for a description of our acquisitions), (ii) sold operating properties and loan assets for aggregate proceeds of $77,953,000; (iii) received $76,477,000 in loan repayments and returns of our capital investment from our equity investments and (iv) received net proceeds of $30,021,000 from the issuance of 2,750,000 common shares of beneficial interest which we refer to as our Common Shares.

We often acquire assets through joint ventures which allows us to employ third party co-investment capital to maximize diversification of risk and reduce capital concentration and in certain instances, leverage off of our joint venture partner’s experience and expertise in specific geographic areas and/or specific asset types.

With respect to our operating results for 2013, net income attributable to Common Shares was $17,325,000 or $0.51 per Common Share as compared with net income in 2012 of $15,346,000 or $0.46 per Common Share. Funds From Operations attributable to Common Shares was $45,817,000 or $1.36 per Common Share for 2013 as compared to Funds From Operations of $46,449,000 or $1.40 per Common Share in 2012. See “Results of Operations” below.

Loan Assets

During 2013 we (i) received repayment in full on four loans receivable and partial repayment on one loan receivable for a total repayment of $56,088,000, (ii) had three loans held in equity investments that were fully repaid resulting in return of capital distributions to us totaling $13,844,000, (iii) sold two loans receivable for net proceeds of $19,319,000, (iv) sold loan assets held in an equity investment resulting in a return of capital distribution to us of $774,000, and (v) invested approximately $51,437,000 in new loan assets consisting of a mezzanine loan and a secured financing receivable. As a result of our loan investments, operating income from loan assets increased by $2,306,000 to $35,661,000 for the year ended December 31, 2013 compared to $33,355,000 for the year ended December 31, 2012. For a description of our loan assets acquired during 2013 see Item 8. Financial Statements, Note 4.

With the exception of our $1,500,000 mezzanine loan collateralized by a flex warehouse property located in Shirley, New York which was recently vacated by its tenant and is in default, all of our loan assets are performing in accordance with their terms.

When making new loan investments, we focus on loans with underlying collateral value, future income return potential and in certain cases, acquisitions of non-performing loans in the fulcrum position which have a high possibility that our debt position in the capital stack will be converted into equity participation.

Operating Properties

During 2013 we (i) acquired five new consolidated operating properties, (ii) made an equity investment in one new operating property, (iii) sold five consolidated operating properties and (iv) lost through foreclosure two of our Sealy equity investments, which we carried at $0. For details of our 2013 operating property transactions see Item 8 – Financial Statements, Note 4.

Consolidated Operating Properties

During 2013 we have seen increases in our operating income from our operating properties as a result of favorable operating results from same store properties, that is, properties held for all 12 months of both 2013 and 2012, complemented by our new store property operating results, that is, properties not held during both complete 12 month periods. The full impact of the improvement is not reflected in continuing operations as certain of our properties with improved operating results were sold or are held for sale and are classified as discontinued operations. See our Results of Operations section below for details of our consolidated properties net income. As of December 31, 2013 our consolidated properties were approximately 90.0% leased compared to approximately 89.9% leased at December 31, 2012.

Tenant Concentration – At December 31, 2013, we had two tenants, Spectra Energy and Siemens Real Estate, which represented approximately 12.1% and 7.4%, respectively, of our annualized base rental revenues from consolidated commercial operating properties and 7.0% and 4.3%, respectively, of total revenue.

1515 Market Street – On February 1, 2013 we entered into a loan modification agreement which extended the maturity date to February 1, 2016, increased the loan balance to $71,629,000, from $70,000,000, and changed the interest rate to be the greater of 7.5% or LIBOR plus 6.5%.

Simultaneously with the modification of the loan, we acquired, for $10,000, an indirect 49% equity interest, including the 0.1% general partner interest, in the entity (“1515 Market Owner”) that owns the property located at 1515 Market Street, Philadelphia, Pennsylvania. We have consolidated this property as of February 1, 2013. For segment reporting purposes, this property will be classified within the operating properties segment as of February 1, 2013. Prior to consolidation, this investment was part of the loan assets segment.

On April 25, 2013 1515 Market Owner obtained a $43,000,000 non-recourse first mortgage loan (the “1515 First Mortgage”) from an unaffiliated third party. The 1515 First Mortgage bears interest at LIBOR plus 2.0% per annum, requires monthly payments of interest only and matures on May 1, 2016. On the same date, the 1515 Market Owner entered into an interest rate swap agreement which effectively fixes LIBOR at 0.50% for the term of the 1515 First Mortgage. We received $38,472,000 of loan proceeds from the 1515 First Mortgage financing which reduced the balance on the mortgage loan we hold to $33,157,000. The loan balance can be increased through future funding advances up to an aggregate of $6,000,000 to cover tenant improvements, capital expenditures and leasing commissions. For each $500,000 of future advances, the interest rate increases by 0.10%. At December 31, 2013 we had advanced an additional $1,500,000 resulting in a 0.3% increase in the interest rate. The loan modification also provides the lender with a 40% participation interest in the case of a capital event At December 31, 2013 the loan we hold had a balance of $36,171,000, inclusive of accrued interest, and entitles us to interest in an amount equal to a rate of 14.3% (subject to increase by 0.10% for each additional $500,000 we advance). At December 31, 2013 our investment in this loan was $21,098,000 resulting in an effective interest rate on our cash investment in this asset of 19.6%.

Summit Pointe Apartments – On October 25, 2013 we contributed $4,962,000 for an 80% equity interest in a newly formed venture. On the same date, the venture acquired a 184 unit garden apartment complex known as Summit Pointe Apartments located in Oklahoma City, Oklahoma for a gross purchase price of $14,500,000. In connection with the acquisition, the venture assumed an existing $9,248,000 first mortgage loan. The loan bears interest at a rate of 5.7% per annum, requires monthly payments of principal and interest and matures in February 2021. Pursuant to the terms of the venture agreement, we hold an equity interest which entitles us to an 8% priority return from cash flow and, upon disposition of the property, a minimum priority return equal to a 12% internal rate of return (“IRR”).

Luxury Residential – On October 31, 2013 we acquired through a wholly owned venture four newly constructed luxury apartment buildings for an aggregate purchase price of $246,000,000. The properties are located in Phoenix, Arizona; Stamford, Connecticut; Houston, Texas and San Pedro, California. The properties consist of an aggregate of 761 unsold residential condominium or apartment units and approximately 25,000 square feet of retail space. The acquisition was funded with a $150,000,000 first mortgage loan which is cross collateralized by all four properties. The loan bears interest at a rate of LIBOR plus 2%, requires monthly payments of interest only and matures on October 31, 2016 with two one year extension options. The balance of the purchase was funded from cash on hand. On the same date, the venture entered into an interest rate swap agreement which effectively fixes LIBOR at 0.69% for the initial term of the first mortgage. In addition, the venture acquired two interest rate caps, each with a notional amount of $50,000,000 for an aggregate cost of $390,000. The initial cap is effective for the first one year extension period and caps LIBOR at 4%. The second cap is effective for the second one year extension period and caps LIBOR at 5%.

On November 6, 2013 New Valley LLC (“New Valley”) contributed approximately $16,365,000 to the entity that acquired the properties in exchange for an indirect 16.3% interest in the properties. We retained an 83.7% interest in the venture and have the right to make all decisions with respect to each of the properties, other than the Stamford, Connecticut property, subject to obtaining New Valley’s consent to certain major decisions. With respect to the Stamford, Connecticut property, prior to November 6, 2016 the consent of New Valley is required on all matters other than those that are administrative in nature. New Valley has the right at any time after November 6, 2015 (or in certain instances prior thereto), but on or prior to November 6, 2016, to have its interest in the venture redeemed for a 50% interest in the Stamford, Connecticut property.

Leasing

Amherst, New York – On July 29, 2013 we executed a lease amendment with the existing tenant, Ingram Micro Inc., which leases the entire 200,000 square foot premises. The initial lease was signed in 1988 and was scheduled to expire October 31, 2013 (subject to two five-year extensions). The new lease extends the term through October 31, 2023 with one ten-year or two five-year renewal options. Lease payments under the amendment remained unchanged through the expiration of the original lease. Annual rents under the original lease were $2,016,000. Annual rents under the amended lease are $1,802,000 for the period November 1, 2013 through October 31, 2018 and $2,002,000 for the period November 1, 2018 through October 31, 2023. The base rent is subject to increase upon the delivery of additional parking area to the tenant, which is expected to be completed during the second quarter of 2014.

Sales

Andover, Massachusetts – On March 28, 2013 we sold our Andover, Massachusetts office property to an independent third party for gross sale proceeds of $12,000,000. After costs and pro-rations, we received net proceeds of approximately $11,425,000 and recorded a gain of $2,775,000 on the sale of the property. The results of operations have been classified as discontinued operations for all periods presented in the consolidated interim financial statements.

Deer Valley, Arizona – On June 11, 2013 we sold our Deer Valley, Arizona office property to an independent third party for gross sale proceeds of $20,500,000. After costs and pro-rations, we received net proceeds of approximately $19,585,000 and recorded a gain of $6,745,000 on the sale of the property. The results of operations have been classified as discontinued operations for all periods presented in the consolidated interim financial statements.

Denton, Texas – On July 2, 2013 we sold our Denton, Texas property to an independent third party for gross sale proceeds of $1,850,000. After costs and pro-rations, we received net proceeds of approximately $1,703,000. No gain or loss was recorded on the sale of the property. The results of operations have been classified as discontinued operations for all periods presented in the consolidated interim financial statements.

Seabrook, Texas – On August 1, 2013 we sold our Seabrook, Texas property to an independent third party for gross sale proceeds of $3,300,000. After costs and pro-rations, we received net proceeds of approximately $3,202,000 and recorded a gain of $1,428,000 on the sale of the property. The results of operations have been classified as discontinued operations for all periods presented in the consolidated interim financial statements.

Lisle, Illinois – On December 17, 2013 we sold our Lisle, Illinois office property known as 701 Arboretum to an independent third party for gross sale proceeds of $2,500,000. After costs and pro-rations we received net proceeds of approximately $2,351,000 and recorded a gain of $58,000 on the sale of the property. The results of operations have been classified as discontinued operations for all periods presented in the consolidated interim financial statements.

Meriden, Connecticut – On February 26, 2014 we sold our Meriden, Connecticut property to an independent third party for gross sale proceeds of $27,500,000. After costs and pro-rations and a transfer of the mortgage debt, we received net proceeds of approximately $5,106,000 on the sale of the property. This property was under contract to be sold with a $500,000 non-refundable deposit as of December 31, 2013. This property was classified as held for sale as of December 31, 2013 and the results of operations have been classified as discontinued operations for all periods presented in the consolidated interim financial statements.

Equity Investments

Vintage Housing - During the years ended December 31, 2013 and 2012, we recorded net income from our investment in Vintage Housing of $9,174,000 and $4,603,000, respectively, and received cash distributions of $5,555,000 and $6,023,000, respectively. The Vintage properties were 97% occupied at November 30, 2013. We have elected to recognize our earnings on a one month lag.

WRT-Elad Lender/Equity – Sullivan Center - On August 21, 2013 we acquired from an affiliate of Elad Canada Inc. (“Elad”), our joint venture partner, its 50% joint venture interest (the “Elad Interest”) in WRT-Elad One South State (“Lender LP”) for $30,000,000 (“Acquisition Price”). The mezzanine loan had an outstanding balance of principal and accrued interest of approximately $56,150,000 at the time the Elad Interest was acquired. Concurrently with the acquisition of the Elad Interest, we entered into an option agreement (the “Elad Option”) which grants Elad the option, but not the obligation, to repurchase its interest in Lender LP for the Acquisition Price adjusted for the pro-rata portion of any accrued and unpaid interest and principal payments made by the borrower. Per the terms of the agreements, the Elad Interest and Elad Option cannot be transferred to parties other than us and Elad. The term of the Elad Option corresponds with Lender LP’s mezzanine loan.

On October 18, 2013, the owner of the Sullivan Center property obtained a new $113,500,000 first mortgage loan. The loan bears interest at a rate of 3.95% per annum, requires monthly payments of interest only and matures on November 6, 2018. The proceeds from the loan were used to repay the existing $110,550,000 first mortgage loan which bore interest at a rate of 11.0% per annum. The new loan eliminates the requirement for the cash trap with the lender and the property owner re-commenced making payments on the mezzanine loan on November 9, 2013 in accordance with the terms of the forbearance agreement.

In February 2013, our joint venture which holds an indirect future interest in Sullivan Center increased its future ownership interest from 65% to 70%, which interest was further increased to 76% in November 2013. The increases were in exchange for a forbearance by Lender LP with respect to the failure by the borrower to make required debt service payments from January 2013 through October 2013.

During the years ended December 31, 2013 and 2012, we recorded net income on our equity investments in Sullivan Center of $1,315,000 and $903,000, respectively, and received cash distributions of $5,116,000 and $0, respectively. The Sullivan Center was 83% leased at November 30, 2013. We have elected to recognize our earnings on a one month lag.

701 Seventh Avenue, New York, New York – During 2013, with respect to the joint venture that indirectly owns the property located at 701 Seventh Avenue, New York, New York we elected to participate in the future hotel development and during 2013, we made additional cash contributions to the venture totaling $24,465,000. We have contributed an additional $33,419,000 in 2014 bringing our total capital contributed at such date to $86,855,000 against our $125,000,000 commitment. The contribution was made concurrently with the refinancing of the property’s existing indebtedness with a new $237,500,000 mortgage loan and $315,000,000 mezzanine loan of which $346,500,000 was advanced at closing with the balance to be advanced for constructions costs of the approximately 80,000 square feet of retail space which will include an approximately 120 foot high, 20,000 square foot state of the art LED sign. Both the mortgage loan and mezzanine loan bear interest at LIBOR plus 8% per annum, require payments of interest only and mature January 31, 2017, subject to two-one year extension terms. These loans refinanced the then existing mortgage and mezzanine loans that bore interest at LIBOR plus 11% per annum.

In addition, the venture also entered into two additional loan agreements providing for supplemental loans totalling $262,500,000, which agreements are held in escrow and only become effective upon the satisfaction of certain conditions. At such time as such loan agreements are released from escrow, if at all, the venture will be permitted to draw on such loans to provide additional construction financing in order to develop a 452 room hotel which will be constructed above the retail component. If fully funded, the maximum aggregate debt among the various loans funded would be $815,000,000.

During the years ended December 31, 2013 and 2012, we recorded net income from our investment in 701 Seventh Avenue of $3,424,000 and $0, respectively and received cash distributions of $2,813,000 and $290,000, respectively. We have elected to recognize our earnings on a three month lag.

Atrium Mall LLC - On June 20, 2013 we, through a newly formed 50-50 joint venture with Marc Realty, acquired a non-performing $10,650,000 mortgage loan for $6,625,000. In addition, the joint venture paid $1,137,000 to fund escrows at the closing. We invested a total of $3,935,000 in this joint venture during 2013. The loan was in maturity default at the time of acquisition and was acquired with the intention of foreclosing or working out a consensual assignment with the borrower. The loan was collateralized by a leasehold interest in the Atrium Mall in Chicago, Illinois. The leasehold interest is for 71,000 square feet of commercial/retail space that comprises the bottom three floors of an office building known as the James R. Thompson building of which the lease expires in September 2014 with six automatic five-year extensions which are exercisable at the lessee’s option. The building is owned by the State of Illinois.

On July 26, 2013 the joint venture entered into an agreement with the borrower pursuant to which the borrower conveyed the leasehold interest to the venture in lieu of foreclosure. Accordingly, the venture now holds the leasehold interest in the property.

WRT-Fenway Wateridge – On October 15, 2013, our venture that holds this property obtained a $7,000,000 first mortgage loan on its San Diego, California property. The loan bears interest at the greater of 6%, or LIBOR plus 4.5% per annum, requires monthly payments of interest only and matures on November 1, 2016. The venture purchased an interest rate cap which caps LIBOR at 2.5%. In connection with the financing, we received a distribution of $6,255,000 in partial redemption of our preferred equity investment. Subsequent to the distribution, our preferred equity balance is $229,000. We retain the balance of our preferred equity interest as well as a 50% equity interest in the venture.

Sealy Airpark – Nashville, Tennessee – On October 7, 2013 the lender foreclosed on the loan that was collateralized by this property. We held our interest in this property through a venture that was managed by our partner and had previously written down our investment to zero. Accordingly, for financial reporting purposes we did not recognize a gain or loss in connection with the foreclosure.

Sealy Newmarket – Atlanta, Georgia - On December 2, 2013 the lender foreclosed on the loan that was collateralized by this property. We held our interest in this property through a venture that was managed by our partner and had previously written down our investment to zero. Accordingly, for financial reporting purposes we did not recognize a gain or loss in connection with the foreclosure.

Marc Realty - In February 2014 we entered into a letter agreement with Marc Realty to sell our interest in the three suburban Chicago, Illinois properties and our interest in the River City, Chicago, Illinois consolidated property for a gross sales price of $6,000,000. The sale of these assets occurred on March 5, 2014. See Results of Operations for additional discussion on the other-than-temporary impairment charges totaling $6,235,000 on our investments in the three suburban properties at December 31, 2013. These impairment charges are reflected in equity in earnings for the year ended December 31, 2013. See Results of Operations for additional discussion on these impairments.

We also granted to Marc Realty an option exercisable within two years to acquire our interest in the property located at 223 W. Jackson, Chicago, Illinois for a purchase price, depending on adjustments and timing, expected to be not less than $5,800,000. See Results of Operations for additional discussion on the other-than-temporary impairment charge of $1,452,000 at December 31, 2013 on our equity investment in this property. This impairment charge is reflected in equity in earnings for the year ended December 31, 2013.

REIT Securities

During 2013 we liquidated all of our holdings of REIT securities. In particular, we sold 3,000,716 shares of common stock in Cedar Realty Trust, Inc. (“Cedar”) which we had acquired for an aggregate cost of $12,891,000 for aggregate sales proceeds of $16,292,000. We also sold 1,250,000 shares of MPG Office Trust Inc. which we had acquired for an aggregate cost of $2,984,000 for aggregate sale proceeds of $3,626,000.

Liquidity and Capital Resources

At December 31, 2013, we held $112,512,000 in unrestricted cash and cash equivalents.

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

Public Offerings

On September 30, 2013 we closed a public offering of 2,750,000 Common Shares at a price of $11.45 per share before underwriters discount. We received net proceeds of approximately $30,021,000 after underwriters discount and expenses.

Debt Maturities

At December 31, 2013, we had consolidated mortgage loans payable of $444,933,000. We have $18,877,000 of mortgage debt maturing in 2014, $8,579,000 maturing in 2015 and $326,182,000 maturing in 2016 with the remainder maturing in 2017 or later. With respect to our two mortgage loans maturing in 2014, we anticipate exercising our one year extension options which are available on each loan. Our $50,000,000 revolving line of credit had no amounts outstanding at December 31, 2013 and matures in March 2014. We elected not to exercise our one remaining one-year renewal option. We continually evaluate our debt maturities and based on our current assessment, we believe there are viable financing and refinancing alternatives for debts as they mature that will not materially adversely impact our liquidity or our expected financial results.

Net Loss Carry Forwards

At December 31, 2012, we had a net operating loss carry forward of approximately $4,830,000 which expires in 2023. We do not anticipate having to utilize any of the net operating loss carry forward to offset 2013 taxable income. The utilization of a majority of our net operating loss carry forward will limit our ability to shelter taxable income in the future which may require us to distribute funds and reduce cash available for reinvestment on a going forward basis. We had capital loss carry forwards of $31,697,000 at December 31, 2012 which expire from 2014 through 2015. We anticipate utilizing $15,697,000 of the capital loss carry forward to offset 2013 capital gains.

Cash Flows

Our liquidity based upon cash and cash equivalents increased by approximately $14,830,000 from $97,682,000 at December 31, 2012 to $112,512,000 at December 31, 2013.

Our cash flow activities for the year ended December 31, 2013 are summarized as follows (in thousands):

Net cash flow provided by operating activities	$30,268
Net cash flow used in investing activities	(182,278)
Net cash flow provided by financing activities	166,840

Increase in cash and cash equivalents	$14,830

Operating Activities

For the year ended December 31, 2013, our operating activities generated net income of $24,488,000 and positive cash flow of $30,268,000. Our cash provided by operations reflects our net income adjusted by: (i) a decrease for non-cash items of $10,337,000 representing primarily equity earnings from non-consolidated interests, current period loan discount accretion and realized gains on the sale of real estate investments offset by adding back depreciation and amortization expenses and $10,591,000 for impairment charges; (ii) an increase of $37,000 for discount accretion received in cash; (iii) an increase for $24,719,000 of distributions from non-consolidated interests; and (iv) a net decrease due to changes in other operating assets and liabilities of $8,639,000. See our discussion of Results of Operations below for additional details on our operations.

Investing Activities

Cash flow used in investing activities for the year ended December 31, 2013 was approximately $182,278,000 as compared to cash flows used in investing activities of approximately $109,447,000 for the comparable period in 2012. Cash is used in investing activities primarily to fund acquisitions, loan originations and net investments in unconsolidated joint ventures. Investing activity for 2013 consisted primarily of the acquisition of five residential properties, a new loan origination, the acquisition of a commercial property through a newly formed unconsolidated joint venture and follow on investments in existing joint ventures. These investments were offset by proceeds received from the sale of five properties, two loans receivable and all of our REIT securities holdings as well as distributions from our unconsolidated joint ventures.

Net cash used in investing activities of $182,278,000 for the year ended December 31, 2013 was comprised primarily of the following:

•	$245,931,000 for the acquisition of four luxury apartment buildings which were acquired on October 31, 2013;

•	$30,000,000 for the secured financing transaction related to the purchase of Elad’s 50% interest in Lender LP;

•	$25,913,000 for investment in our 701 Seventh Avenue venture;

•	$20,569,000 for our mezzanine loan origination indirectly secured by a property in Playa Vista, California;

•	$5,867,000 for the acquisition of our Oklahoma City, Oklahoma residential property;

•	$5,344,000 for investment in capital and tenant improvements at our operating properties;

•	$3,935,000 for investment in our new Atrium Mall joint venture; and

•	$868,000 of advances made on our 1515 Market Street loan receivable prior to our consolidating this property.

These uses of cash flow were offset primarily by:

•	$56,088,000 in collection of loans receivable;

•	$19,918,000 in proceeds from the sale of securities carried at fair value;

•	$19,774,000 in proceeds from the sale of our Deer Valley, Arizona office property;

•	$19,319,000 in proceeds from the sale of two loans receivable;

•	$11,538,000 in proceeds from the sale of our Andover, Massachusetts office property;

•	$10,834,000 in return of capital distributions from our 10 Metrotech venture;

•	$5,771,000 in return of capital distributions from our WRT-Fenway Wateridge joint venture;

•	$4,905,000 in proceeds from the sale of two net lease retail properties;

•	$3,009,000 in return of capital distributions from our Concord joint ventures;

•	$2,473,000 in proceeds from the sale of out Lisle, Illinois property known as 701 Arboretum; and

•	$774,000 in return of capital distributions from our RE CDO Management joint venture.

Financing Activities

Cash flow provided by financing activities for the year ended December 31, 2013 was approximately $166,840,000 as compared to cash flow provided by financing activities of approximately $119,742,000 for the comparable period in 2012. This change of approximately $47,098,000 resulted primarily from proceeds from new mortgage loans payable and proceeds from the issuance of our Common Shares.

Net cash provided by financing activities of $166,840,000 for the year ended December 31, 2013 was comprised primarily of the following:

•	$150,000,000 in proceeds from a new mortgage loan on our four luxury residential properties;

•	$43,000,000 in proceeds from a new mortgage loan on our 1515 Market Street office property;

•	$30,021,000 in proceeds from the issuance of Common Shares;

•	$16,365,000 in contributions from non-controlling interests at our four luxury residential properties;

•	$5,100,000 in proceeds from a new mortgage loan on our Churchill, Pennsylvania property;

•	$1,342,000 in contributions from non-controlling interests at our Summit Pointe Apartments, Oklahoma property; and

•	$922,000 in contributions from non-controlling interests at our 450 W 14th Street property.

These sources of cash flow were offset primarily by:

•	$23,770,000 for payments on our recourse secured financing;

•	$22,287,000 for principal payments on our mortgage loans payable;

•	$21,919,000 for dividend payments on our Common Shares;

•	$11,146,000 for dividend payments on our Series D Preferred Shares;

•	$796,000 for deferred financing costs; and

•	$150,000 for the acquisition of non-controlling interests on our 5400 Westheimer Houston, Texas property.

Future Cash Commitments

Future Funding Requirements

We have future funding requirements relating to our 450 W 14th Street property, our 701 Seventh Avenue investment and our 1515 Market Street loan which total approximately $71,092,000 at December 31, 2013. In January 2014 we increased our funding commitment to our 701 Seventh Avenue investment by $5,000,000 and to date in 2014 we made additional contributions of $33,419,000 to our 701 Seventh Avenue investment reducing our overall future funding commitment for these investments to $42,673,000.

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

During 2013 we paid a regular quarterly dividend of $0.1625 per Common Share. We paid a regular quarterly dividend of $0.578125 per Series D Preferred Share.

Contractual Obligations

The following table summarizes our payment obligations under contractual obligations, including all fixed and variable rate debt obligations, except as otherwise noted, as of December 31, 2013 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Mortgage loans payable (principal and interest) (1)	$513,711	$45,646	$350,973	$80,141	$36,951
Senior notes payable (principal and interest)	143,903	6,684	13,369	13,369	110,481
Secured financings	29,885	14,735	15,150	—	—
Revolving line of credit (principal and interest) (1)	—	—	—	—	—
Ground lease obligations (2)	115,534	1,405	3,055	3,447	107,627
Advisors’ fee (3)	37,156	9,289	18,578	9,289	—

	$840,189	$77,759	$401,125	$106,246	$255,059

(1)	Does not reflect financing activity subsequent to December 31, 2013.
(2)	This obligation relates to the ground lease at our property located at 450 West 14th Street, New York, New York which expires May 31, 2053.
(3)	Advisor’s fee based upon the terms of the Advisory Agreement with our external advisor, effective January 1, 2014, with no effect given to any equity that may be issued or repurchased after December 31, 2013. No amounts have been included for subsequent renewal periods of the Advisory Agreement.

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

Comparability of Financial Data from Period to Period

The comparability of financial data from period to period is affected by several items including (i) the timing of our acquisitions and leasing activities; (ii) the purchases and sales of assets and investments; (iii) when material other-than-temporary impairment charges on assets in our portfolio are taken; and (iv) the reclassification of assets. In this regard, the comparability of financial results for the years presented were impacted by other-than-temporary impairment charges on our equity investments recognized in 2013, property impairments recognized in 2012, the addition of five operating properties in 2013 and three operating properties in 2012, the acquisition of several loan assets in 2012, the divestiture of our REIT securities in 2013 and 2012, the sale of five consolidated operating properties in 2013 and the sale of several of our Marc Realty equity investments in 2012.

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

The following table summarizes our assets by segment at year end (in thousands):

	2013	2012

Operating properties	$845,698	$562,822
Loan assets	147,702	239,534
REIT securities	—	19,694
Corporate
Cash and cash equivalents	112,512	97,682
Restricted cash	186	—
Accounts receivable and prepaids	543	336
Deferred financing costs	2,645	3,095
Discontinued Operations	23,038	—

Total Assets	$1,132,324	$923,163

Our increase in operating property assets is due to our acquisition of four luxury residential properties ($248,648,000), and our Summit Pointe Apartments Oklahoma City, Oklahoma residential property ($15,261,000), and the conversion of our 1515 Market Street property from a loan asset to an operating property ($67,405,000) as a result of our acquisition of a 49% equity interest, inclusive of the general partner interest, in the property. These increases were partially offset from the sale of five operating properties in 2013 ($31,605,000).

The decrease in loan assets was due primarily to the conversion of our 1515 Market Street property to an operating property, collections on our Queensridge loan receivable, the sale of our Disney B Note at par, the payoffs at par of three loans receivable, and the payoff of our Metrotech loan equity investment offset by the acquisition of our venture partner’s interest in the Sullivan Center mezzanine loan and the origination of our loan receivable indirectly secured by a property in Playa Vista, California.

The decrease in REIT securities assets was the result of the sale of all of our holdings of REIT securities.

The following table summarizes our results from continuing operations by segment for each of the years ended December 31, (in thousands):

	2013	2012	2011
Operating properties	$5,708	$219	$(14,736)
Loan assets	33,369	31,740	35,295
REIT securities	600	8,011	3,895
Corporate expenses	(22,856)	(15,468)	(13,056)

Consolidated income from continuing operations	$16,821	$24,502	$11,398

Comparison 2013 to 2012

Operating Properties

The following table summarizes our results from continuing operations for our operating properties segment for the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012

Rents and reimbursements	$61,103	$44,213
Operating expenses	(20,724)	(13,614)
Real estate taxes	(5,876)	(3,672)
Equity in income (loss) of Marc Realty investments	(284)	33
Equity in income of 701 Seventh Avenue	3,424	—
Equity in income of WRT-Fenway Wateridge	796	—
Equity in loss of Atrium Mall	(90)	—
Equity in loss of Sealy Northwest Atlanta	(469)	(388)
Equity in income of Vintage Housing	9,174	4,603
Equity in income of WRT-Elad	1,315	903
Equity in income of Mentor	84	46
Equity in loss of Sealy Newmarket	—	(2,811)
Equity in income of F-II Co-invest	—	232

Operating properties operating income	48,453	29,545

Depreciation and amortization expense	(20,443)	(15,119)
Interest expense	(14,204)	(12,348)
Impairment loss on investments in real estate	—	(1,738)
Impairment loss on Marc Realty equity investment	(7,687)	—
Settlement expense	(411)	—
Gain (loss) on extinguishment of debt	—	(121)

Operating properties net income	$5,708	$219

Operating income from our operating properties, which we define for our consolidated operating properties as all items of income and expense directly derived from or incurred by this segment before depreciation, amortization, interest expense and other non-recurring non-operating items, and including our share of income or loss from equity investments, increased by $18,908,000 compared to the prior year period.

The following table sets forth our operating results from same store properties (properties held throughout both the current and prior year reporting periods) and new store properties (in thousands):

Consolidated Operating Properties

	For the Year Ended December 31,
	2013	2012
Rents and reimbursements
Same store properties	$38,872	$41,004
New store properties	22,231	3,209

	61,103	44,213

Operating expenses
Same store properties	10,976	12,258
New store properties	9,748	1,356

	20,724	13,614

Real estate taxes
Same store properties	2,968	3,277
New store properties	2,908	395

	5,876	3,672

Consolidated operating properties operating income
Same store properties	24,928	25,469
New store properties	9,575	1,458

	$34,503	$26,927

The decrease in operating income for our same store properties was primarily the result of a decrease in revenues of $2,132,000 which was partially offset by a decrease in operating expenses of $1,282,000 and a decrease in real estate taxes of $309,000. The same store results were supplemented by positive results from our new store properties.

•	Rental revenues increased by $16,890,000 due to an increase in new store revenues of $19,022,000, while there was a decrease in same store revenues of $2,132,000. The decrease in same store revenue was the result of:

•	A decrease in average occupancy at our Chicago, Illinois property known as River City from 63% to 49% primarily due to the loss of a 55,000 square foot tenant in August 2012. The space previously occupied by this tenant remained vacant at December 31, 2013.

•	An amendment to the lease terms for Spectra Energy at 5400 Westheimer located in Houston, Texas. The modified lease reduces the average annual contractual obligation but extends the term of the lease through April 30, 2026;

•	The sale of a portion of our Churchill, Pennsylvania property which occurred May 14, 2012;

•	An amendment to the lease terms for Ingram Micro Inc. at our Amherst, New York property. The modified lease reduces the average annual contractual obligation but extends the term of the lease through October 31, 2023.

Which were partially offset by increases from:

•	Increased average occupancy at our property known as 450 W 14th Street located in New York, New York from 82% to 83%;

•	Increased average occupancy at our property known as Crossroads II located in Englewood, Colorado from 82% to 88%;

•	Increased average occupancy at our property known as Crossroads I located in Englewood, Colorado from 65% to 80%.

New store revenues for the year ended December 31, 2013 were as follows:

•	$9,484,000 from our 1515 Market St office property in Philadelphia, Pennsylvania which is consolidated as of February 1, 2013;

•	$3,873,000 from our four luxury residential properties acquired on October 31, 2013;

•	$3,430,000 from our Waterford Apartments property in Memphis, Tennessee which was acquired April 17, 2012;

•	$2,756,000 from our office property in Cerritos, California which was acquired October 4, 2012;

•	$2,353,000 from our Lake Brandt Apartments property in Greensboro, North Carolina which was acquired November 2, 2012; and

•	$335,000 from our Summit Pointe Apartments property in Oklahoma City, Oklahoma which was acquired October 24, 2013.

Operating expenses increased by $7,110,000 due to an increase in expenses at our new store properties of $8,392,000. Same store operating expenses decreased by $1,282,000 due primarily to a decrease in expenses of $1,277,000 at our Churchill, Pennsylvania property as a result of the partial sale of the property and the new net lease with Westinghouse.

Real estate tax expense increased by $2,204,000. Real estate tax of $2,908,000 at our new store properties was offset by a decrease of $309,000 at our same store properties. The reduction at our same store properties was a result of the following:

•	A decrease of $187,000 at our Crossroads I property due primarily to a prior year tax abatement approved and received in 2013;

•	A decrease of $175,000 at our Crossroads II property due primarily to a prior year tax abatement approved and received in 2013;

•	A decrease of $112,000 at our Churchill, Pennsylvania property as a result of a prior year tax abatement approved and received in 2013.

These decreases were partially offset by an increase in real estate tax of $238,000 at our Chicago, Illinois (River City) property.

Depreciation and amortization expense increased by $5,324,000 in 2013 primarily as a result of our new store properties. Interest expenses related to our operating properties increased by $1,856,000 primarily as a result of financing at our new store properties in Memphis, Tennessee; Greensboro, North Carolina and Cerritos, California which were all acquired in 2012 and at our new store properties in Philadelphia, Pennsylvania; Oklahoma City, Oklahoma; Houston, Texas; Stamford, Connecticut; Phoenix, Arizona and San Pedro, California which were acquired in 2013.

During 2012 we recognized impairment charges of $1,738,000 on our Atlanta, Georgia Kroger property and $824,000 on our Denton, Texas Kroger property as a result of changes to the respective holding periods for these properties.

Non-Consolidated Operating Properties: Equity Investments

Net operating income from equity investments was $13,950,000 for the year ended December 31, 2013 compared to net income of $2,618,000 for the year ended December 31, 2012. The increase was due primarily to:

•	Operating income from our Vintage portfolio increased by $4,571,000 primarily due to a decrease in amortization of lease intangibles;

•	Operating income from our 701 Seventh Avenue investment, which closed October 16, 2012, was $3,424,000;

•	Operating loss from our Sealy Newmarket investment decreased by $2,811,000 as a result of having recognized losses in 2012, which brought our investment balance to zero at December 31, 2012 and the suspension of recognition of additional losses in 2013;

•	Operating income from our combined WRT-Elad investment which closed February 3, 2012 increased by $412,000; and

•	Operating income from our WRT-Fenway Wateridge investment, which closed December 21, 2012, was $796,000.

During the fourth quarter of 2013, our equity investments in the Brooks Building, LLC (“223 West Jackson”), High Point Plaza, LLC (“High Point”), 1701 Woodfield, LLC (“1701 Woodfield”), and Enterprise Center, LLC (individually “Enterprise” and the aforementioned investments collectively the “Marc Investments”) suffered declines in occupancy, increasing competition for tenants, and increasing costs to operate the investments. Additionally, recent discussions related to marketing available space to potential tenants, along with lease renewals with existing tenants, indicated a capital infusion from us would be necessary to upgrade the investments to achieve rental rates in line with the suburban Chicago, Illinois office market. The factors above along with increasing capital demands and rising cost of capital caused us to reassess our business plan associated with the Marc Investments in the fourth quarter of 2013.

Subsequent to year end we entered into an agreement with Marc Realty, our joint venture partner in these equity investments, to sell our interests in High Point, 1701 Woodfield and Enterprise Center along with our controlling interest in the River City property, located in Chicago, Illinois, which is consolidated, for a gross sales price of $6,000,000. Additionally, we granted Marc Realty an option exercisable within two years to acquire our interest in 223 West Jackson for a purchase price ranging from $5,000,000 to $6,600,000. The purchase price for 223 West Jackson is dependent upon when the option is exercised and certain operating characteristics of the investment at the time of exercise.

Based on the factors noted above, we concluded that each of the Marc Investments were other-than-temporarily impaired in the aggregate by $7,687,000 at December 31, 2013 and a corresponding impairment charge has been included in equity in income (loss) of equity investments for the year then ended.

Loan Assets

The following table summarizes our results from our loan assets segment for the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012

Interest	$14,334	$11,736
Discount accretion	4,121	8,333
Earnings of Concord Debt Holdings	3,072	422
Earnings of CDH CDO	1,033	1,715
Equity in earnings of ROIC-Riverside	—	706
Realized gain on sale of loan securities carried at fair value	—	614
Unrealized gain on loan securities carried at fair value	215	447
Equity in loss of ROIC Lakeside Eagle	(25)	(42)
Equity in earnings of RE CDO Management	3,709	67
Equity in earnings (loss) of SoCal Office Loan Portfolio	(2)	9,706
Equity in earnings (loss) of Concord Debt Holdings (1)	64	(456)
Equity in earnings (loss) of CDH CDO (1)	4,926	(997)
Equity in earnings of WRT-Stamford	930	769
Equity in earnings of 10 Metrotech	3,284	335

Loan assets operating income	35,661	33,355

Interest expense	(1,898)	(1,494)

Provision for loss on loans receivable	(348)	—
General and administrative expense	(46)	(121)

Loan assets net income	$33,369	$31,740

(1)	Represents the interest acquired from Lexington Realty Trust on May 1, 2012.

Operating income from loan assets, which we define as all items of income and expense directly derived from or incurred by this segment before general and administrative and interest expense and other non-recurring non-operating items, increased by $2,306,000 as compared to the prior year period. The increase was due primarily to:

•	a $8,411,000 increase in net earnings from our Concord equity investments resulting from the payoffs of two of the underlying loan assets during the third quarter of 2013;

•	a $3,642,000 increase in net earnings from our RE CDO Management equity investment which resulted from the sale of subordinated interests in collateralized debt obligation entities held by this venture;

•	a $2,949,000 increase in net earnings from our 10 Metrotech equity investment as a result of the underlying loan asset being paid off at par in July 2013; and

•	a $2,598,000 increase in interest income as a result of our 2012 and 2013 origination and acquisition activity, primarily our Queensridge Tower loan which generated $2,200,000 of interest income during the year ended December 31, 2013.

Partially offset by:

•	a $9,708,000 decrease in earnings from our SoCal Office Portfolio Loan investment as a result of the payoff of the underlying loan asset at par in September 2012; and

•	a $4,212,000 decrease in discount accretion due primarily to the payoff at par in May 2012 of our 160 Spear and Magazine loans which had been acquired at a discount.

Interest expense represents interest on (i) the $15,150,000 senior participation held by Concord Real Estate CDO 2006-1, Ltd. (“CDO-1”), an unaffiliated third party, on our San Marbeya loan receivable, (ii) the $14,000,000 senior participation held by CDO-1 on our Hotel Wales loan and (iii) on the recourse secured financing on our Queensridge Towers loan receivable. Both of the senior participations are treated as secured financings for financial statement purposes.

REIT Securities

The following table summarizes our results from our REIT securities segment for the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012

Dividends	$—	$1,054
Gain on sale of securities carried at fair value	742	41
Unrealized gain on securities carried at fair value	(142)	6,916

REIT securities operating income	$600	$8,011

Operating income from REIT securities, which we define as all items of income and expense directly derived from or incurred by this segment before interest expense, decreased by $7,411,000 as compared to the prior year period. The decrease was primarily due to the liquidation of all of our holdings of REIT securities in 2013.

Corporate

The following table summarizes our results from our non-segment specific income and expense items for the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012

Interest and other income	$375	$699
General and administrative	(4,317)	(3,408)
Related party fees	(9,289)	(8,953)
Transaction costs	(1,885)	(421)
Interest expense	(7,310)	(3,153)
Federal, state and local taxes	(430)	(232)

Operating loss	$(22,856)	$(15,468)

The decrease in corporate operations for the comparable periods was due primarily to the following:

•	an increase in corporate interest expense of $4,178,000 resulting from the issuance of our Senior Notes in August 2012;

•	a $1,464,000 increase in transaction costs primarily associated with our acquisition of the four luxury residential properties; and

•	a $909,000 increase in general and administrative expense due to $899,000 in compensation expense associated with the issuance of Restricted Shares in 2013.

Comparison 2012 to 2011

Operating Properties

The following table summarizes our results from continuing operations for our operating properties segment for the years ended December 31, 2012 and 2011. Certain balances have been reclassified as a result of discontinued operations (in thousands):

	2012	2011

Rents and reimbursements	$44,213	$35,848
Operating expenses	(13,614)	(12,437)
Real estate taxes	(3,672)	(3,541)
Equity in income (loss) of Marc Realty investments	33	(775)
Equity in income (loss) of Sealy Northwest Atlanta	(388)	4,308
Equity in loss of Sealy Airpark Nashville	—	(1,034)
Equity in loss of Sealy Newmarket	(2,811)	(2,936)
Equity in income of Vintage Housing	4,603	113
Equity in income of WRT-Elad	903	—
Equity in income of Mentor	46	—
Equity in income of F-II Co-invest	232	—

Operating income	29,545	19,546

Depreciation and amortization expense	(15,119)	(10,692)
Interest expense	(12,348)	(11,057)
Impairment loss on investments in real estate	(1,738)	(4,600)
Impairment loss on Marc Realty equity investment	—	(15,764)
Gain on consolidation of property	—	818
Settlement income	—	5,868
Impairment loss on Sealy equity investments	—	(5,294)
Gain (loss) on extinguishment of debt	(121)	6,439

Operating properties net income (loss)	$219	$(14,736)

Operating income from our operating properties, which we define for our consolidated operating properties as all items of income and expense directly derived from or incurred by this segment before depreciation, amortization and interest expense and other non-recurring non-operating items and our share of income or loss from equity investments, increased by $9,999,000 compared to the prior year period.

The following table breaks out our operating results from same store properties (properties held throughout both the current and prior year reporting periods) and new store properties (in thousands):

Consolidated Operating Properties

	For the Year Ended December 31,
	2012	2011
Rents and reimbursements
Same store properties	$34,586	$34,927
New store properties	9,627	921

	44,213	35,848

Operating expenses
Same store properties	8,179	12,111
New store properties	5,435	326

	13,614	12,437

Real estate taxes
Same store properties	2,544	3,474
New store properties	1,128	67

	3,672	3,541

Consolidated operating properties operating income
Same store properties	23,863	19,342
New store properties	3,064	528

	$26,927	$19,870

The increase in operating income for our same store properties was primarily the result of a decrease in operating expenses of $3,932,000 and a decrease in real estate taxes of $930,000. The same store results were supplemented by positive results from our new store properties.

•	Rental revenues increased by $8,365,000 due to an increase in new store revenues of $8,706,000, while there was a slight decrease in same store revenues of $341,000. The decrease in same store revenue was the result of:

•	The sale of a portion of our Churchill, Pennsylvania property which occurred May 14, 2012;

•	An amendment to the lease terms for Spectra Energy at 5400 Westheimer located in Houston, Texas. The modified lease reduces the average annual contractual obligation but extends the term of the lease through April 30, 2026;

•	A decline in parking revenue at our One East Erie property located in Chicago, Illinois resulting from spaces taken out of service due to a restoration project.

Which were partially offset by increases from:

•	Lease termination income of $785,000 from a 55,000 square foot tenant at our Chicago, Illinois property known as River City, which tenant terminated the lease effective August 2012;

•	Increased average occupancy at our property known as Crossroads II located in Englewood, Colorado from 51% to 82%;

•	Increased average occupancy at our property known as 550/650 Corporetum located in Lisle, Illinois from 58% to 75%.

•	Operating expenses increased by $1,177,000 due to expenses at our new store properties of $5,435,000. Same store operating expenses decreased by $3,932,000 due primarily to a decrease in expenses of $3,240,000 at our Churchill, Pennsylvania property, which had incurred $1,423,000 of costs associated with pursuing a settlement in 2011, and $599,000 at our Chicago, Illinois (River City) property;

•	Real estate tax expense increased by $131,000 as a result of our new store properties. Real estate tax of $1,128,000 at our new store properties was offset by a decrease of $930,000 at our same store properties. The reduction at our same store properties was primarily due to lower taxes at our Churchill, Pennsylvania and Chicago, Illinois (River City) properties.

Depreciation and amortization expense increased by $4,427,000 in 2012 primarily as a result of our new store properties. Interest expenses related to our operating properties increased by $1,291,000 primarily as a result of interest expense of $2,240,000 at our new store properties, in particular $1,594,000 at our 450 W 14th Street new store property located in New York, New York. This increase was partially offset by refinancing our Lisle, Illinois properties which resulted in decreased interest expense of $422,000 as well through amortization of our other same store properties.

During 2012 we recognized impairment charges of $1,738,000 on our Atlanta, Georgia retail property as a result of a change to the holding period for this property. During 2011 we recognized impairment charges of $4,600,000 on our Churchill, Pennsylvania property. In addition, we recognized income of $5,868,000 in connection with the settlement of the litigation at our Churchill, Pennsylvania property. We also recognized $6,439,000 of gain on extinguishment of debt in connection with the early satisfaction of the debt on our Lisle, Illinois property. As a result of a change in control at our 450 W 14th Street property effective November 1, 2011, we began consolidating this property in 2011, and we recognized a gain on consolidation of $818,000 in 2011.

Non-Consolidated Operating Properties: Equity Investments

Net operating income from equity investments was $2,968,000 for the year ended December 31, 2012 compared to a net loss of $324,000 for the year ended December 31, 2011. The increase was due primarily to:

•	Operating income from our Vintage portfolio increased by $4,490,000 primarily due to recognizing a full year’s income in 2012, a decrease in amortization expense and the addition of two properties. Our initial investment in the Vintage portfolio closed on June 24, 2011.

•	Operating loss from our Sealy Airpark Nashville investment decreased by $1,034,000 as a result of having written this investment down to $0 as of December 31, 2011.

•	Operating income from our combined WRT-Elad investment which closed February 3, 2012 was $903,000 for the year ended December 31, 2012.

•	Operating loss from our Marc Realty investments decreased by $808,000 primarily as a result of the sale of five investments during 2012. We recognized a gain of $165,000 on these sales.

Partially offset by:

•	Operating income from our Sealy Northwest Atlanta investment decreased by $4,696,000 due primarily to the discounted payoff of the first mortgage loan in June 2011. The discounted payoff resulted in an allocation of cancellation of debt income to us of approximately $5,502,000.

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

Loan Assets

The following table summarizes our results from our loan assets segment for the years ended December 31, 2012 and 2011 (in thousands):

	2012	2011

Interest	$11,736	$11,073
Discount accretion	8,333	13,401
Equity in earnings of preferred equity investment of Marc Realty	—	338
Equity in earnings of Lex-Win Concord	—	258
Equity in earnings of ROIC Riverside	706	936
Equity in earnings of Concord Debt Holdings	422	3,216
Equity in earnings of CDH CDO	1,715	480
Equity in earnings (loss) of ROIC Lakeside Eagle	(42)	664
Equity in earnings of 46th Street Gotham	—	621
Equity in earnings of Sofitel	—	2,177
Equity in earnings of RE CDO Management	67	46
Equity in earnings of Socal Office Loan Portfolio	9,706	272
Equity in loss of Concord Debt Holdings (1)	(456)	—
Equity in loss of CDH CDO (1)	(997)	—
Equity in earnings of WRT-Stamford	769	—
Equity in earnings of 10 Metrotech	335	—
Realized gain on sale of securities carried at fair value	614	—
Unrealized gain on loan securities carried at fair value	447	2,738

Loan assets operating income	33,355	36,220

General and administrative expense	(121)	(75)
Interest expense	(1,494)	(850)

Loan assets net income	$31,740	$35,295

(1)	Represents the interest acquired from Lexington Realty Trust on May 1, 2012.

Operating income from loan assets, which we define as all items of income and expense directly derived from or incurred by this business segment before general and administrative and interest expense, decreased by $2,865,000 as compared to the prior year period. The decrease was due primarily to:

•	a $5,068,000 decrease in discount accretion due primarily to the repayment of our Metropolitan Tower and Beverly Hilton loans in 2011 which was partially offset by an increase related to our 160 Spear and Magazine loans in May 2012;

•	a $3,270,000 decrease in earnings from our Concord investment primarily due to a loan loss reserve on Concord’s Thanksgiving Tower loan in 2012; and

•	a $2,291,000 decrease in unrealized gain on loan securities carried at fair value.

Partially offset by:

•	a $6,825,000 increase in net earnings from our other equity investment loan assets primarily due to earnings of $9,706,000 on our SoCal office portfolio loan investment which resulted from the payoff of the underlying loan asset at par.

Interest expense represents interest on (i) the $15,150,000 senior participation held by CDO-1, an unaffiliated third party, on our San Marbeya loan receivable, (ii) the $14,000,000 senior participation held by CDO-1 on our Hotel Wales loan and (iii) on the $23,770,000 recourse secured financing on our Queensridge Towers loan receivable. Both of the senior participations are treated as secured financings for financial statement purposes.

REIT Securities

The following table summarizes our results from our REIT securities segment for the years ended December 31, 2012 and 2011 (in thousands):

	2012	2011

Dividends	$1,054	$984
Gain on sale of securities carried at fair value	41	123
Unrealized gain on securities carried at fair value	6,916	2,788

REIT securities net income	$8,011	$3,895

Operating income from REIT securities, which we define as all items of income and expense directly derived from or incurred by this segment before interest expense, increased by $4,116,000 as compared to the prior year period. The increase was primarily due to a $4,128,000 increase in unrealized gain on securities carried at fair value primarily as a result of a change in the value of our shares of Cedar acquired subsequent to September 30, 2011.

Corporate

The following table summarizes our results from our non-segment specific income and expense items for the years ended December 31, 2012 and 2011 (in thousands):

	2012	2011

Interest and other income	$699	$1,175
General and administrative	(3,408)	(3,452)
Related party fees	(8,953)	(7,690)
Transaction costs	(421)	(519)
Interest expense	(3,153)	(2,094)
Loss on redemption of Series B-1 Preferred Shares	—	(100)
State and local taxes	(232)	(376)

Operating loss	$(15,468)	$(13,056)

The increase in operating loss for the comparable periods was due primarily to a $1,220,000 increase in general and administrative expense due primarily to an increase in the base management fee paid to our Advisor of $1,263,000 and an increase of $361,000 in accounting fees which was partially offset by a $364,000 decrease in legal fees, and an increase in corporate interest expense of $1,059,000 resulting from the issuance of our Senior Notes.

Discontinued Operations

Our office properties in Deer Valley, Arizona; Lisle, Illinois; Indianapolis, Indiana; and Andover, Massachusetts, our retail properties in Lafayette, Louisiana; St. Louis, Missouri; Knoxville, Tennessee, Memphis, Tennessee; Denton, Texas; and Seabrook, Texas and our residential property in Meriden, Connecticut are classified as discontinued operations for all periods presented.

The Lafayette, Louisiana property was classified as discontinued operations as of September 30, 2010. The ownership of the Lafayette, Louisiana property to reverted back to the land owner as of November 1, 2010. Final settlement with the tenant occurred in 2011.

The Knoxville, Tennessee location has also been classified as discontinued operations since September 30, 2010. In August 2011, we sold our Knoxville, Tennessee property for net proceeds of $2,151,000.

In January 2011 the St. Louis, Missouri property was reclassified into discontinued operations. In February 2011 we entered into an agreement to sell this property and in December 2011 the property was sold for net proceeds of $1,485,000.

In September 2012 we classified our Indianapolis, Indiana property as discontinued operations upon entering into a purchase contract for, and the subsequent sale of this property. The property was sold on September 28, 2012 for $6,300,000 and we received proceeds of $1,071,000 after satisfaction of the debt.

We also classified our Memphis, Tennessee property as discontinued operations in the third quarter of 2012. On September 28, 2012, the Kroger Co. terminated its lease on this property and paid a cancellation fee of $600,000. Concurrently, we sold the property to an independent third party for $600,000. We recorded a $698,000 impairment charge in connection with the sale of the property.

In March 2013 the Andover, Massachusetts property was classified as discontinued operations and sold. The property was sold for net proceeds of $11,538,000 and we recorded a $2,775,000 gain on the sale of the property.

In June 2013 the Deer Valley, Arizona and Denton, Texas properties were classified as discontinued operations. The Deer Valley, Arizona property was sold in June 2013 for net proceeds of $19,585,000 and we recorded a $6,745,000 gain on the sale of the property. We recorded an $824,000 impairment charge on the Denton, Texas property in 2012 as a result of a change to the anticipated holding period of this property. We recorded an additional $154,000 impairment charge for this property in June 2013 as a result of the purchase contract. The property was sold in July 2013 and we received net proceeds of $1,708,000.

In August 2013, the Seabrook, Texas property was classified as discontinued operations. The property was sold in August 2013 for net proceeds of $3,202,000 and we recorded a $1,428,000 gain on the sale of the property.

In September 2013, our 701 Arboretum property located in Lisle, Illinois was classified as held for sale. We had previously recorded a $3,000,000 impairment charge on this property in 2011 as a result of continued declines in occupancy. We recorded an additional $2,750,000 impairment charge in 2013 as a result of the purchase contract. The property was sold in December 2013 for net proceeds of $2,351,000 and we recorded a $58,000 gain on the sale.

The Meriden, Connecticut property was classified as held for sale as of December 31, 2013. A purchase and sale contract was signed for a gross sales price of $27,500,000 and we received a non-refundable deposit of $500,000. The sale of the property was consummated on February 26, 2014. After satisfaction of the debt, we received net proceeds of $5,106,000 on the sale of the property.

Funds From Operations

We have adopted the revised definition of Funds from Operations (“FFO”), adopted by the Board of Governors of the National Association of Real Estate Investment Trust (“NAREIT”). Management considers FFO to be an appropriate measure of performance of a REIT. We calculate FFO by adjusting net income (loss) (computed in accordance with GAAP, including non-recurring items), for gains (or losses) from sales of properties, real estate related depreciation and amortization, depreciation and amortization related to unconsolidated partnerships and ventures, and impairments. Management believes that in order to facilitate a clear understanding of our historical operating results, FFO should be considered in conjunction with net income as presented in the consolidated financial statements included elsewhere herein. Management considers FFO to be a useful measurement for reviewing our comparative operating and financial performance because, by excluding gains and losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies.

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

The following presents a reconciliation of net income to funds from operations for the years ended December 31, 2013, 2012 and 2011 (in thousands, except per share amounts):

	2013	2012	2011
Basic
Net income attributable to Winthrop Realty Trust	$28,778	$24,631	$10,933
Real estate depreciation	13,671	11,281	8,646
Amortization of lease intangibles	8,235	6,785	4,895
Gain on sale of real estate	(11,005)	(945)	(392)
(Gain) loss on sale of equity investments	110	(199)	(207)
Gain on property consolidation	—	—	(818)
Trust’s share of real estate depreciation and amortization of unconsolidated interests	10,314	13,752	11,466
Trust’s share of loss on sale of real estate of unconsolidated interests	722	—	—
Impairment loss on investments in real estate	2,904	3,260	7,600
Impairment loss on equity investments	7,687	—	21,058
Less: Non-controlling interest share of real estate depreciation and amortization	(4,146)	(2,831)	(3,483)

Funds from operations	57,270	55,734	59,698
Preferred dividend on Series C Preferred Shares	—	—	(585)
Preferred dividend on Series D Preferred Shares	(11,146)	(9,285)	(339)
Amount allocated to Restricted Shares	(307)	—	—
Allocation of earnings to Series B-1 Preferred Shares	—	—	(325)
Allocation of earnings to Series C Preferred Shares	—	—	(213)

FFO applicable to Common Shares - Basic	$45,817	$46,449	$58,236

Weighted-average Common Shares	33,743	33,062	31,428

FFO Per Common Share - Basic	$1.36	$1.40	$1.85

Diluted
Funds from operations	$57,270	$55,734	$59,698
Preferred dividend on Series C Preferred Shares	—	—	(585)
Preferred dividend on Series D Preferred Shares	(11,146)	(9,285)	(339)
Amount allocated to Restricted C Shares	(307)	—	—
Allocation of earnings to Series B-1 Preferred Shares	—	—	(325)
Allocation of earnings to Series C Preferred Shares	—	—	(213)

FFO applicable to Common Shares	$45,817	$46,449	$58,236

Weighted-average Common Shares	33,743	33,062	31,428
Stock options	—	—	—
Restricted Shares	31	—	—

Diluted weighted-average Common Shares	33,774	33,062	31,428

FFO Per Common Share - Diluted	$1.36	$1.40	$1.85

Off-Balance Sheet Investments

We have nine off-balance sheet investments in operating properties totaling $133,837,000 and six off-balance sheet investments in loan assets totaling $15,248,000 at December 31, 2013. Our exposure to loss is limited to our investment balance. See Item 8 – Financial Statements, Note 8 for additional information on these investments.

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

Impairment

Operating properties – We evaluate the need for an impairment loss on real estate assets when indicators of impairment are present and the projected undiscounted cash flows from an asset are not sufficient to recover an asset group’s carrying amount. The impairment loss is measured by comparing the fair value of the asset group to its carrying amount. The projection of cash flows used in the impairment evaluation involves significant judgment by management.

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

Equity investments – Equity investments are reviewed for impairment periodically. For equity investments in which the carrying value exceeds the fair value, we evaluate if these are other-than-temporarily impaired. See Item 8 – Note 3 for further discussion on significant estimates associated with our equity investments.

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

Variable Interest Entities

Consolidated Variable Interest Entities

Consolidated variable interest entities are those where we are the primary beneficiary of a variable interest entity. The primary beneficiary is the party that has a controlling financial interest in the VIE, which is defined by the entity having both of the following characteristics: 1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance, and 2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE. We have two consolidated variable interest entities at December 31, 2013.

Variable Interest Entities Not Consolidated

Equity Method and Preferred Equity Investments – We have reviewed our various equity method and preferred equity investments and identified nine investments for which we hold a variable interest in a VIE. Of these nine interests, there are five investments for which the underlying entities do not have sufficient equity at risk to permit them to finance their activities without additional subordinated financial support. There are four additional entities for which the VIE assessment was primarily based on the fact that the voting rights of the entity holders are not proportional to their obligations to absorb expected losses and rights to receive residual returns of the legal entities. These unconsolidated joint ventures are those where we are not the primary beneficiary of a VIE.

Loans Receivable and Loan Securities – We have reviewed our loans receivable and loan securities and certain of these assets have been identified as variable interests in a VIE because the equity investment at risk at the borrowing entity level is not considered sufficient for the entity to finance its activities without additional subordinated financial support. There is one additional loan receivable for which the VIE assessment was made primarily based on the fact that the equity holders of the underlying investment lack the right to receive returns due to the lender’s participation interest.

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The table below presents information about the Trust’s derivative financial instruments at December 31, 2013 (in thousands):

Type	Maturity	Strike Rate	Notional Amount of Hedge	Cost of Hedge	Estimated Fair Value of Hedge

Cap	May-14	1.75%	$51,982	$434	$—
Cap	Aug-14	0.50%	13,408	22	(4)
Cap	Oct-14	1.00%	5,753	174	1
Swap	May-16	0.50%	42,440	—	(33)
Swap	Oct-16	0.69%	150,000	—	(86)
Cap	Nov-17	4.00%	50,000	165	186
Cap	Nov-18	5.00%	50,000	220	248

The fair value of our mortgage loans payable and secured financings, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, was $474,112,000 and $324,177,000 at December 31, 2013 and December 31, 2012, respectively. The fair value of our Senior Notes, based on quoted market price, was $86,940,000 and $89,183,000 at December 31, 2013 and 2012, respectively.

The following table shows what the annual effect a change in the LIBOR rate would have on interest expense based upon our variable rate debt at December 31, 2013 taking into consideration the effect of our derivative financial investments (in thousands):

	Change in LIBOR (2)
	–0.17%	1%	2%	3%

Change in consolidated interest expense	$(10)	$135	$437	$461

Pro-rata share of change in interest expense of debt on non-consolidated entities (1)	(19)	102	159	204

(Increase) decrease in net income	$(29)	$237	$596	$665

(1)	Represents our pro-rata share of a change in interest expense in our Marc Realty and Sealy equity investments. The amount does not reflect our equity investment in Concord which has been written down to zero.
(2)	The one month LIBOR rate at December 31, 2013 was 0.1677%.

The Trust’s equity investment in Vintage, which is reported on a 30 day lag, holds floating rate debt of approximately $170,541,000 and bears interest at a rate indexed to the Securities Industry and Financial Markets Association Municipal Swap Index (SIFMA). The following table shows the annual effect a change in the SIFMA rate would have on the Trust based on property level interest expense based upon the unhedged balances in variable rate debt at November 30, 2013 (in thousands):

	Change in SIFMA(1)
	0.05%	1%	2%	3%

Change in consolidated interest expense	$—	$—	$—	$—

Pro-rata share of change in interest expense on Vintage debt	(46)	922	1,844	2,766

(Increase) decrease in net income	$(46)	$922	$1,844	$2,766

(1)	The one-month SIFMA rate at November 30, 2013 was 0.05%.

We may utilize various financial instruments to mitigate the potential negative impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies.

The following table shows what the annual effect a change in the LIBOR rate would have on interest income based upon our variable rate loan assets at December 31, 2013 (in thousands):

	Change in LIBOR (1)
	–0.17%	1%	2%	3%

Change in consolidated interest income	$(3)	$38	$85	$165

Pro-rata share of change in interest income of loan assets in non-consolidated entities	(17)	100	200	300

Increase (decrease) in net income	$(20)	$138	$285	$465

(1)	The one month LIBOR rate at December 31, 2013 was 0.1677%.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Winthrop Realty Trust:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Winthrop Realty Trust and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United State of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, MA

March 17, 2014

WINTHROP REALTY TRUST

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2013	2012
ASSETS
Investments in real estate, at cost
Land	$82,215	$43,252
Buildings and improvements	588,653	378,737

	670,868	421,989
Less: accumulated depreciation	(56,448)	(51,553)

Investments in real estate, net (variable interest entities $65,275 and $21,423, respectively)	614,420	370,436
Cash and cash equivalents (variable interest entities $1,163 and $509, respectively)	112,512	97,682
Restricted cash held in escrows (variable interest entities $7,340 and $1,101, respectively)	13,372	13,250
Loans receivable, net	101,100	211,250
Secured financing receivable	30,728	—
Accounts receivable, net of allowances of $414 and $374, respectively	2,229	1,418
Accrued rental income	19,760	17,241
Securities carried at fair value	—	19,694
Loan securities carried at fair value	226	11
Preferred equity investments	6,485	12,250
Equity investments	149,085	134,859
Lease intangibles, net (variable interest entities $20,043 and $3,485, respectively)	49,866	37,744
Deferred financing costs, net	6,189	4,864
Other assets	3,314	2,464
Assets held for sale	23,038	—

TOTAL ASSETS	$1,132,324	$923,163

LIABILITIES
Mortgage loans payable (variable interest entities $90,404 and $23,184, respectively)	$444,933	$280,576
Senior notes payable	86,250	86,250
Secured financings	29,150	52,920
Notes payable (variable interest entities $942 and $876, respectively)	1,742	1,676
Accounts payable, accrued liabilities and other liabilities	26,266	21,056
Related party fees payable	2,831	2,664
Dividends payable	6,099	5,366
Deferred income	1,353	1,136
Below market lease intangibles, net (variable interest entities $527 and $51, respectively)	2,399	2,255
Liabilities of assets held for sale	21,638	—

TOTAL LIABILITIES	622,661	453,899

COMMITMENTS AND CONTINGENCIES

EQUITY
Winthrop Realty Trust Shareholders’ Equity:
Series D Cumulative Redeemable Preferred Shares, $25 per share liquidation preference, 5,060,000 shares authorized and 4,820,000 shares both issued and outstanding at December 31, 2013 and December 31, 2012	120,500	120,500
Common Shares of Beneficial Interest, $1 par, unlimited shares authorized; 36,401,438 and 33,018,711 issued and outstanding at December 31, 2013 and December 31, 2012, respectively	35,809	33,019
Additional paid-in capital	647,121	618,426
Accumulated distributions in excess of net income	(322,432)	(317,385)
Accumulated other comprehensive loss	(124)	(50)

Total Winthrop Realty Trust Shareholders’ Equity	480,874	454,510
Non-controlling interests	28,789	14,754

Total Equity	509,663	469,264

TOTAL LIABILITIES AND EQUITY	$1,132,324	$923,163

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011
Revenue
Rents and reimbursements	$61,103	$44,213	$35,848
Interest, dividends and discount accretion	18,455	21,123	25,458

	79,558	65,336	61,306

Expenses
Property operating	20,724	13,614	12,437
Real estate taxes	5,876	3,672	3,541
Depreciation and amortization	20,443	15,119	10,692
Interest	23,412	16,995	14,001
Impairment loss on investments in real estate	—	1,738	4,600
Provision for loss on loans receivable	348	—	—
General and administrative	4,363	3,529	3,527
Related party fees	9,289	8,953	7,690
Transaction costs	1,885	421	519
Federal, state and local taxes	430	232	376

	86,770	64,273	57,383

Other income (loss)
Equity in income (loss) of equity investments (inclusive of impairments of $7,687, $0 and $21,058)	22,641	14,843	(12,712)
Earnings from preferred equity investments	613	—	338
Realized gain on sale of securities carried at fair value	742	41	123
Unrealized gain (loss) on securities carried at fair value	(142)	6,916	2,788
Gain (loss) on extinguishment of debt, net	—	(121)	6,339
Realized gain on loan securities carried at fair value	—	614	—
Unrealized gain on loan securities carried at fair value	215	447	2,738
Settlement income (expense)	(411)	—	5,868
Gain on consolidation of property	—	—	818
Interest and other income	375	699	1,175

	24,033	23,439	7,475

Income from continuing operations	16,821	24,502	11,398
Discontinued operations
Net income (loss) from discontinued operations	7,667	(118)	349

Net income	24,488	24,384	11,747
Net loss (income) attributable to non-controlling interest	4,290	247	(814)

Net income attributable to Winthrop Realty Trust	28,778	24,631	10,933
Preferred dividend of Series C Preferred Shares	—	—	(585)
Preferred dividend of Series D Preferred Shares	(11,146)	(9,285)	(339)
Amount allocated to Restricted Common Shares	(307)	—	—

Net income attributable to Common Shares	$17,325	$15,346	$10,009

Per Common Share data - Basic
Income from continuing operations	$0.28	$0.46	$0.31
Income (loss) from discontinued operations	0.23	—	0.01

Net income attributable to Common Shares	$0.51	$0.46	$0.32

Per Common Share data - Diluted
Income from continuing operations	$0.28	$0.46	$0.31
Income (loss) from discontinued operations	0.23	—	0.01

Net income attributable to Common Shares	$0.51	$0.46	$0.32

Basic Weighted-Average Common Shares	33,743	33,062	31,428

Diluted Weighted-Average Common Shares	33,774	33,062	31,428

Comprehensive income
Net income	$24,488	$24,384	$11,747
Change in unrealized gain (loss) on interest rate derivatives	(74)	42	(29)

Consolidated comprehensive income	24,414	24,426	11,718
Net (income) loss attributable to non-controlling interest	4,290	247	(814)

Comprehensive (income) loss attributable to non-controlling interest	4,290	247	(814)

Comprehensive income attributable to Winthrop Realty Trust	$28,704	$24,673	$10,904

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(In thousands except per share data)

	Series D Preferred Shares of Beneficial Interest		Common Shares of Beneficial Interest		Additional Paid-In	Accumulated Distributions in Excess of	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Net Income	Income (Loss)	Interests	Total

Balance, December 31, 2010	—	$—	27,030	$27,030	$569,586	$(300,782)	$(63)	$14,076	$309,847

Net income attributable to Winthrop Realty Trust	—	—	—	—	—	10,933	—	—	10,933
Net income attributable to non-controlling interests	—	—	—	—	—	—	—	814	814
Distributions to non-controlling interests	—	—	—	—	—	—	—	(356)	(356)
Contributions from non-controlling interests	—	—	—	—	—	—	—	6,526	6,526
Dividends declared on Common Shares of beneficial interest ($0.65 per share)	—	—	—	—	—	(20,473)	—	—	(20,473)
Dividends declared on Series C Preferred Shares ($1.43 per share)	—	—	—	—	—	(585)	—	—	(585)
Dividends declared on Series D Preferred Shares ($0.212 per share)	—	—	—	—	—	(339)	—	—	(339)
Change in unrealized loss on interest rate derivatives	—	—	—	—	—	—	(29)	(26)	(55)
Net proceeds from Common Shares offering	—		5,750	5,750	55,636	—	—	—	61,386
Net proceeds from Series D Preferred Shares offering	1,600	40,000	—	—	(1,622)	—	—	—	38,378
Stock issued pursuant to dividend reinvestment plan	—	—	261	261	2,499	—	—	—	2,760

Balance, December 31, 2011	1,600	$40,000	33,041	$33,041	$626,099	$(311,246)	$(92)	$21,034	$408,836

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(In thousands except per share data)

	Series D Preferred Shares of Beneficial Interest		Common Shares of Beneficial Interest		Additional Paid-In	Distributions in Excess of	Other Comprehensive	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Net Income	Income (Loss)	Interests	Total

Balance, December 31, 2011	1,600	$40,000	33,041	$33,041	$626,099	$(311,246)	$(92)	$21,034	$408,836

Net income attributable to Winthrop Realty Trust	—	—	—	—	—	24,631	—	—	24,631
Net income attributable to non-controlling interests	—	—	—	—	—	—	—	(247)	(247)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(7,242)	(7,242)
Contributions from non-controlling interests	—	—	—	—	—	—	—	4,576	4,576
Purchase of non-controlling interests	—	—	—	—	(4,533)	—	—	(3,367)	(7,900)
Dividends declared on Common Shares of beneficial interest ($0.65 per share)	—	—	—	—	—	(21,485)	—	—	(21,485)
Dividends declared on Series D Preferred Shares ($1.92628 per share)	—	—	—	—	—	(9,285)	—	—	(9,285)
Series D Preferred Share offering	3,220	80,500	—	—	(2,937)	—	—	—	77,563
Change in unrealized gain on interest rate derivatives	—	—	—	—	—	—	42	—	42
Stock issued pursuant to Dividend Reinvestment Plan	—	—	48	48	469	—	—	—	517
Stock buyback	—	—	(70)	(70)	(672)	—	—	—	(742)

Balance, December 31, 2012	4,820	$120,500	33,019	$33,019	$618,426	$(317,385)	$(50)	$14,754	$469,264

Net income attributable to Winthrop Realty Trust	—	—	—	—	—	28,778	—	—	28,778
Net income attributable to non-controlling interests	—	—	—	—	—	—	—	(4,290)	(4,290)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(51)	(51)
Contributions from non-controlling interests	—	—	—	—	—	—	—	18,629	18,629
Purchase of non-controlling interests	—	—	—	—	103	—	—	(253)	(150)
Dividends declared on Common Shares of Beneficial Interest ($0.65 per share)	—	—	—	—	—	(22,372)	—	—	(22,372)
Dividends declared on Series D Preferred Shares ($2.3125 per share)	—	—	—	—	—	(11,146)	—	—	(11,146)
Dividends declared on Restricted Shares	—	—	—	—	—	(307)	—	—	(307)
Change in unrealized loss on interest rate derivatives	—	—	—	—	—	—	(74)	—	(74)
Stock issued pursuant to Dividend Reinvestment Plan	—	—	40	40	424	—	—	—	464
Net proceeds from Common Shares offering	—	—	2,750	2,750	27,271	—	—	—	30,021
Issuance of Restricted Shares	—	—	592	—	—	—	—	—	—
Amortization of Restricted Shares	—	—	—	—	897	—	—	—	897

Balance, December 31, 2013	4,820	$120,500	36,401	$35,809	$647,121	$(322,432)	$(124)	$28,789	$509,663

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net Income	$24,488	$24,384	$11,747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs and fair value of debt)	15,451	11,824	9,412
Amortization of lease intanigibles	8,550	6,746	4,472
Straight-line rental income	669	(2,177)	(872)
Loan discount accretion	(4,121)	(8,333)	(13,401)
Discount accretion received in cash	37	15,720	13,290
Earnings of preferred equity investments	(613)	—	(338)
Distrubutions of income from preferred equity investments	607	97	571
(Income) loss of equity investments	(22,641)	(14,678)	12,712
Distributions of income from equity investments	24,112	21,593	12,696
Restricted cash held in escrows	1,242	(3,477)	1,431
Gain on sale of securities carried at fair value	(742)	(41)	(123)
Unrealized loss (gain) on securities carried at fair value	142	(6,916)	(2,788)
Gain on sale of real estate investments	(11,005)	(945)	(392)
Gain on sale of loan securities carried at fair value	—	(614)	—
Unrealized gain on loan securities carried at fair value	(215)	(447)	(2,738)
Impairment loss on investments in real estate	2,904	3,260	7,600
Loss (gain) on extinguishment of debt	—	121	(9,258)
Gain on consolidation of property	—	—	(818)
Provision for loss on loans receivable	348	—	—
Tenant leasing costs	(4,229)	(4,250)	(1,314)
Equity compensation expenses	897	—	—
Bad debt expense (recovery)	40	(265)	377
Changes in assets and liabilities:
Interest receivable	(214)	(516)	37
Accounts receivable and other assets	(1,316)	726	(785)
Accounts payable, accrued liabilities and other liabilities	(4,123)	4,623	(1,831)

Net cash provided by operating activities	30,268	46,435	39,687

Cash flows from investing activities
Issuance and acquisition of loans receivable	(21,437)	(163,800)	(67,619)
Investment in real estate	(257,142)	(37,678)	(9,751)
Investment in equity investments	(30,341)	(78,679)	(151,219)
Investment in preferred equity investment	—	(10,750)	(7,564)
Return of capital distribution from equity investments	14,618	84,026	31,890
Return of capital distribution from preferred equity investment	5,771	—	—
Return of capital distribution from securities carried at fair value	376	—	—
Purchase of securities carried at fair value	—	(5,655)	(19,321)
Proceeds from sale of investments in real estate	38,690	7,024	3,629
Proceeds from sale of equity investments	26	4,297	6,000
Proceeds from sale of securities carried at fair value	19,918	21,774	26,408
Proceeds from pay off of loan securities	—	6,359	8,748
Proceeds from sale of loan receivables	19,319	—	—
Restricted cash held in escrows	863	(5,600)	3,160
Issuance of secured financing receivable	(30,000)	—	—
Collection of loans receivable	56,088	68,824	70,289
Deposits on assets held for sale	500	—	—
Cash from consolidation of properties	473	—	—
Cash from foreclosure on properties	—	411	—

Net cash used in investing activities	(182,278)	(109,447)	(105,350)

(Continued on next page)

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, continued)

	Years Ended December 31,
	2013	2012	2011
Cash flows from financing activities
Proceeds from mortgage loans payable	$198,100	$36,897	$32,494
Proceeds from notes payable	—	880	—
Payment of notes payable	—	(80)	—
Proceeds from revolving line of credit	—	—	67,324
Payment of revolving line of credit	—	(40,000)	(52,774)
Principal payments of mortgage loans payable	(22,287)	(25,584)	(72,574)
Proceeds from issuance of senior notes payable	—	86,250	—
Proceeds from secured financing	—	25,000	29,150
Payment of secured financing	(23,770)	(1,230)	—
Restricted cash held in escrows	(228)	(42)	89
Deferred financing costs	(796)	(4,198)	(788)
Purchase of non-controlling interests	(150)	(2,050)	—
Contribution from non-controlling interest	18,629	4,576	1,349
Distribution to non-controlling interest	(51)	(7,242)	(356)
Proceeds from issuance of Common Shares under Dividend Reinvestment Plan	464	517	2,760
Proceeds from issuance of Common Shares through offering, net	30,021	—	61,386
Buyback of Common Shares	—	(742)	—
Issuance of Series D Preferred Shares	—	77,563	38,378
Dividend paid on Common Shares	(21,919)	(21,488)	(19,496)
Dividend paid on Series C Preferred Shares	—	—	(624)
Dividend paid on Series D Preferred Shares	(11,146)	(9,285)	(339)
Dividend paid on Restricted Shares	(27)	—	—
Redemption of Series B-1 Preferred Shares	—	—	(21,400)
Redemption of Series C Preferred Shares	—	—	(3,221)

Net cash provided by financing activities	166,840	119,742	61,358

Net increase (decrease) in cash and cash equivalents	14,830	56,730	(4,305)
Cash and cash equivalents at beginning of year	97,682	40,952	45,257

Cash and cash equivalents at end of year	$112,512	$97,682	$40,952

Supplemental Disclosure of Cash Flow Information
Interest paid	$23,735	$16,467	$16,246

Capitalized interest	$1,443	$—	$—

Taxes paid	$247	$332	$396

Supplemental Disclosure on Non-Cash Investing and Financing Activities
Dividends accrued on Common Shares and Restricted Shares	$6,099	$5,366	$5,396

Capital expenditures accrued	$3,140	$4,011	$4,285

Assumption of mortgage loan on investment in real estate	$9,248	$13,600	$49,091

Contribution to WRT-Elad One South State Equity L.P.	$2,083	$—	$—

Distribution from WRT-One South State Lender LP	$(2,083)	$—	$—

Fair value of assets acquired	$62,208	$—	$—

Fair value of liabilities assumed	$62,198	$—	$—

Transfer from preferred equity investments	$—	$3,923	$7,843

Transfer from loans receivable	$(877)	$2,938	$—

Transfer to equity investments	$—	$(6,861)	$(5,035)

Transfer from equity investments	$—	$17,600	$12,544

Transfer to loans receivable	$—	$(11,750)	$(6,534)

Transfer to additional paid-in capital	$—	$(5,487)	$—

Transfer to non-controlling interests	$—	$(363)	$—

Transfer to preferred equity investments	$—	$—	$(2,022)

Transfer to investments in lease intangibles	$—	$—	$(11,904)

Transfer to investments in real estate	$—	$—	$(52,778)

Transfer to below market lease intangibles	$—	$—	$1,005

Transfer from loan securities	$—	$—	$662

See Notes to Consolidated Financial Statements.

F-70

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

2.	Summary of Significant Accounting Policies

Consolidation and Basis of Presentation

The consolidated financial statements represent the consolidated results of WRT, its wholly-owned taxable REIT subsidiary, WRT-TRS Management Corp. (“TRS”), and the Operating Partnership. TRS’ sole assets are its nominal ownership interest in the Operating Partnership, an indirect 33% interest in WRT-NV ST Holdings LLC and an indirect interest in CDH CDO LLC. All majority-owned subsidiaries and affiliates over which the Trust has financial and operating control and variable interest entities (“VIE“s) in which the Trust has determined it is the primary beneficiary are included in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation. The Trust accounts for all other unconsolidated joint ventures using the equity method of accounting. Accordingly, the Trust’s share of the earnings of these joint ventures and companies is included in consolidated net income.

Reclassifications

Certain prior year balances relating to gain on sale of equity investments have been reclassified to equity income, and certain prior year balances of accounts receivable have been reclassified to accrued rental income in order to conform to the current year presentation. Discontinued operations for the periods presented include the Trust’s properties in Deer Valley, Arizona; Lisle, Illinois, Indianapolis, Indiana; Andover, Massachusetts; St. Louis, Missouri; Knoxville, Tennessee; Memphis, Tennessee; Denton, Texas; and Seabrook, Texas. Also included in discontinued operations for all periods presented are the operations of the Trust’s residential property in Meriden, Connecticut which was under contract to be sold and is classified as held for sale at December 31, 2013. This property was sold on February 26, 2014.

Out of Period Adjustments

During 2013, the Trust identified an error in its previously reported interim financial statements relating to the purchase price allocation of the Trust’s investment in the 1515 Market Street property. The Trust recorded an out of period adjustment in the amount of $1.3 million to correct the overstatement of other liabilities and overstatement of building in the Trust’s consolidated balance sheet. The Trust also recorded an out of period adjustment to reduce depreciation expense in the amount of $21,000 during the Trust’s fourth quarter of 2013 to correct the depreciation expense in the consolidated statement of operations. The Trust concluded that these adjustments are not material to the current period or the prior period’s financial position or results from operations. As such, this cumulative change was recorded in the consolidated balance sheet and consolidated statement of operations during the quarter ended on December 31, 2013. This error had no impact on any other periods presented.

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

Real estate investments and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of real estate investments to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated from the use and eventual disposition of the asset group. If the carrying amount of an asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.

Assets to be disposed of that qualify as being held for sale are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell. The assets and liabilities to be assumed by the buyer are classified separately as held for sale in the consolidated balance sheet and are no longer depreciated.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments purchased with maturities of three months or less. The Trust maintains cash and cash equivalents in financial institutions in excess of insured limits, but believes this risk is mitigated by only investing in or through major financial institutions.

Restricted Cash

Restricted cash in escrow accounts include cash reserves for tenant improvements, leasing commissions, real estate taxes and other expenses pursuant to the loan agreements. In addition, certain security deposit accounts are classified as restricted cash. The classification of restricted cash within the Consolidated Statement of Cash Flows is determined by the nature of the escrow account. Activity in escrow accounts related to real estate taxes, insurance, rent reserves and security deposits is classified as operating activity. Activity in escrow accounts related to capital improvements and tenant improvements is classified as investing activity. Any debt service reserves are classified as financing activity.

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

Accrued rental income includes the difference between straight line rent and contractual amounts due. The Trust reviews its straight line rent receivables monthly in conjunction with its review of allowance of doubtful accounts.

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

Preferred Equity Investment

The Trust has certain investments in ventures which entitle it to priority returns ahead of the other equity holders in the ventures. At the inception of each such investment, management must determine whether such investment should be accounted for as a loan, preferred equity, equity or as real estate. The Trust classifies these investments as preferred equity investments and they are accounted for using the equity method because the Trust has the ability to significantly influence, but not control, the entity’s operating and financial policies. Earnings for each investment are recognized in accordance with each respective investment agreement and where applicable, based upon an allocation of the investment’s net assets at adjusted book value as if the investment was hypothetically liquidated at the end of each reporting period.

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

Lease Intangibles

In estimating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market lease values are recorded based on the difference between the current in-place lease rent and a management estimate of current market rents. Below-market lease intangibles are recorded as a liability and amortized into rental revenue over the non-cancelable periods of the respective leases plus the term of any below-market fixed rate renewal options, if any. Above-market leases are recorded as part of intangible assets and amortized as a direct charge against rental revenue over the non-cancelable portion of the respective leases. In-place lease values are based upon the Trust’s evaluation of the specific characteristics of each tenant lease. Factors considered include estimates of carrying costs during a hypothetical lease up period considering current market conditions and costs to execute similar leases. The in-place lease value is recorded as an intangible asset and amortized as a charge to amortization expense over the life of the respective lease.

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

Derivative Financial Instruments

The Trust’s interest rate swap and interest rate cap agreements are classified on the balance sheet as other assets and are carried at fair value. An interest rate swap is carried as an asset if the counterparty would be required to pay the Trust, or as a liability if the Trust would be required to pay the counterparty to settle the swap. For the Trust’s interest rate contracts that are designated as “cash flow hedges,” the change in the fair value of such derivative is recorded in other comprehensive income or loss for hedges that qualify as effective and the change in the fair value is transferred from other comprehensive income or loss to earnings as the hedged item affects earnings. The ineffective amount of the interest rate swap agreement, if any, is recognized in earnings.

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

Revenue Recognition

The Trust accounts for its leases with tenants as operating leases with rental revenue recognized on a straight-line basis over the minimum non-cancellable term of the lease. The straight-line rent adjustment decreased revenue by $862,000 in 2013 and increased revenue by $2,177,000 in 2012 and $872,000 in 2011. The accrued straight-line rent receivable amounts at December 31, 2013 and 2012 were $19,760,000 and $17,241,000, respectively.

Leases typically provide for reimbursement to the Trust of common area maintenance costs, real estate taxes and other operating expenses. Operating expense reimbursements are recognized as earned and the expenses are incurred.

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

In order for the Trust to continue to qualify as a REIT, the value of the TRS stock cannot exceed 25% of the value of the Trust’s total assets. The net income of TRS is taxable at regular corporate tax rates. Current income taxes are recognized during the period in which transactions enter into the determination of financial statement income, with deferred income taxes being provided for temporary differences between the carrying values of assets and liabilities for financial reporting purposes and such values as determined by income tax laws. Changes in deferred income taxes attributable to these temporary differences are included in the determination of income. The Trust and TRS do not file consolidated tax returns.

The Trust reviews its tax positions under accounting guidance which require that a tax position may only be recognized in the financial statements if it is more likely than not that the tax position will prevail if challenged by taxing authorities. The Trust believes it is more likely than not that its tax positions will be sustained in any tax examination. The Trust has no income tax expense, deferred tax assets or deferred tax liabilities associated with any such uncertain tax positions for the operations of any entity included in the Consolidated Statement of Operations and Comprehensive Income. The only provision for federal income taxes relates to the TRS. Our tax returns are subject to audit by taxing authorities. The tax years 2010-2013 remain open to examination by major taxing jurisdictions to which we are subject.

Series D Preferred Shares

On March 23, 2012 the Trust closed on a public offering of 3,220,000 Series D Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series D Preferred Shares”) at a price of $25.0385 per share, par value of $1 per share. The Trust received net proceeds, after underwriters discounts and expenses, of $77,563,000. The Series D Preferred Shares rank senior to the Common Shares with respect to dividend rights and liquidation or dissolution rights. The Series D Preferred Shares have no stated maturity date and are not subject to mandatory redemption or any sinking fund. Holders of the Series D Preferred Shares will generally have no voting rights except for limited voting rights if the Trust fails to pay dividends for six or more quarterly periods. The Series D Preferred Shares are classified as a component of permanent equity at December 31, 2013 and 2012.

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

Stock-Based Compensation

Pursuant to the Trust’s 2007 Long Term Stock Incentive Plan the Trust may, from time to time, issue stock-based compensation awards to certain eligible persons including those performing services for FUR Advisors LLC (“FUR Advisors”), the Trust’s external advisor. During 2013, the Trust issued 600,000 restricted common shares of beneficial interest. See Note 21 for further discussion. The Trust accounts for this stock-based compensation in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. Until the awards are no longer subject to forfeiture, the Trust measures stock-based compensation expense at each reporting date for any changes in fair value and recognizes the expense prorated for the portion of the requisite service period completed.

Earnings Per Share

The Trust determines basic earnings per share based on the weighted average number of common shares of beneficial interest (“Common Shares”) outstanding during the period and reflects the impact of participating securities. Prior to November 18, 2011, when the Trust repurchased 100% of the Series B-1 Preferred Shares and the Series C Preferred Shares, the holders of the Trust’s Series B-1 Preferred Shares and the Series C Preferred Shares were entitled to receive cumulative preferential dividends on a quarterly basis equal to the greater of (i) $0.40625 per share quarterly (6.5% of the liquidation preference on an annualized basis) or (ii) cash dividends payable on the number of Common Shares into which the Series B-1 Preferred Shares and Series C Preferred Shares (assuming for this purpose that the conversion price of the Series C Preferred Shares equals the conversion price of the Series B-1 Preferred Shares) were convertible. The Trust computes diluted earnings per share based on the weighted average number of Common Shares outstanding combined with the incremental weighted average effect from all outstanding potentially dilutive instruments.

The Trust has calculated earnings per share in accordance with relevant accounting guidance for participating securities and the two class method. The reconciliation of earnings attributable to Common Shares outstanding for the basic and diluted earnings per share calculation is as follows (in thousands, except per share data):

	2013	2012	2011
Basic
Income from continuing operations	$16,821	$24,502	$11,398
(Income) loss attributable to non-controlling interest	4,290	247	(814)
Preferred dividend of Series C Preferred Shares	—	—	(585)
Preferred dividend of Series D Preferred Shares	(11,146)	(9,285)	(339)
Amount allocated to Restricted Shares	(307)	—	—

Income from continuing operations applicable to Common Shares	9,658	15,464	9,660
Income (loss) from discontinued operations	7,667	(118)	349

Net income applicable to Common Shares for earnings per share purposes	$17,325	$15,346	$10,009

Basic weighted-average Common Shares	33,743	33,062	31,428

Income from continuing operations	$0.28	$0.46	$0.31
Income (loss) from discontinued operations	0.23	—	0.01

Net income per Common Share - basic	$0.51	$0.46	$0.32

Diluted
Income from continuing operations	$16,821	$24,502	$11,398
(Income) loss attributable to non-controlling interest	4,290	247	(814)
Preferred dividend of Series C Preferred Shares	—	—	(585)
Preferred dividend of Series D Preferred Shares	(11,146)	(9,285)	(339)
Amount allocated to Restricted Shares	(307)	—	—

Income from continuing operations applicable to Common Shares	9,658	15,464	9,660
Income (loss) from discontinued operations	7,667	(118)	349

Net income applicable to Common Shares for earnings per share purposes	$17,325	$15,346	$10,009

Basic weighted-average Common Shares	33,743	33,062	31,428
Series B-1 Preferred Shares (1)	—	—	—
Series C Preferred Shares (2)	—	—	—
Stock options (3)	—	—	—
Restricted Shares (4)	31	—	—

Diluted weighted-average Common Shares	33,774	33,062	31,428

Income from continuing operations	$0.28	$0.46	$0.31
Income (loss) from discontinued operations	0.23	—	0.01

Net income per Common Share - diluted	$0.51	$0.46	$0.32

(1)	The Series B-1 Preferred Shares are anti-dilutive for the year ended December 31, 2011 and are not included in the weighted-average shares outstanding for the calculation of diluted earnings per Common Share.
(2)	The Series C Preferred Shares were anti-dilutive for the year ended December 31, 2011 are not included in the weighted-average shares outstanding for the calculation of diluted earnings per Common Share.
(3)	The Trust’s stock options were exercised in 2013. The resulting shares were included in the basic weighted average Common Shares. The Trust’s stock options were dilutive for the year ended December 31, 2012. The weighted-average stock options for the year ended December 31, 2012 were less than one thousand shares. The stock options were anti-dilutive for the year ended December 31, 2011 are not included in the weighted-average shares outstanding for the calculation of diluted earnings per Common Share.
(4)	The Trust’s Restricted Shares were issued in 2013 and were dilutive for the year ended December 31, 2013.

Recently Issued Accounting Standards

On February 5, 2013, FASB issued ASU No. 2013-02: Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting the reclassifications of significant amounts out of accumulated other comprehensive income. This guidance requires entities to present the effects on the line items of net income of significant reclasses from accumulated other comprehensive income, either where net income is presented or in the notes, as well as cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. The new disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013. The new disclosures are required for both interim and annual reporting. The adoption did not have a material impact on the Trust’s consolidated financial statements.

On December 16, 2011, FASB issued ASU No. 2011-11: Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities which requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the financial statements particularly for transactions related to derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The new disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013. The new disclosures are required for all prior comparative periods presented. The adoption did not have a material impact on the Trust’s consolidated financial statements as there was no collateral received or posted related to the Trust’s derivatives.

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

The table below presents the Trust’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2013, according to the level in the fair value hierarchy within which those measurements fall (in thousands):

Recurring Basis	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Loan securities carried at fair value	$—	$—	$226	$226
Interest rate hedges	—	316	—	316

	$—	$316	$226	$542

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

There were no inter-level transfers of assets or liabilities during the years ended December 31, 2013 and 2012.

The table below includes a roll forward (in thousands) of the balance sheet amounts from January 1, 2011 to December 31, 2013, including the change in fair value, for financial instruments classified by the Trust within Level 3 of the valuation hierarchy. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement.

Loan Securities Carried at Fair Value
Fair value, January 1, 2011	$11,981
Purchases	—
Sale/repayment	(662)
Payoff at par	(8,748)
Realized gain	—
Unrealized gain	2,738
Transfers in/and or out of Level 3	—

Fair value, December 31, 2011	5,309

Purchases	—
Sale/repayment	(6,359)
Realized gain	614
Unrealized gain	447
Transfers in and/or out of Level 3	—

Fair value, December 31, 2012	11

Purchases	—
Sale/repayment	—
Realized gain	—
Unrealized gain	215
Transfers in and/or out of Level 3	—

Fair value, December 31, 2013	$226

	Year Ended December 31, 2013	Year Ended December 31, 2012

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$215	$23

Quantitative Information about Level 3 Fair Value Measurements

At December 31, 2013 the Trust held only one loan security which is valued at $226,000, or 20% of face value. The valuation reflects assumptions that would be considered by market participants along with management’s assessment of collectible future cash flows.

Non-Recurring Measurements

Equity and Preferred Equity Investments

Equity and preferred equity investments are assessed for other-than-temporary impairment when the carrying value of the Trust’s investment exceeds its fair value. The fair value of equity investments is determined using a discounted cash flow model which incorporates a residual value utilizing an income capitalization approach considering prevailing market capitalization rates. The Trust reviews each investment based on the highest and best use of the investment and market participation assumptions. The significant assumptions used in this analysis include rental revenues, operating expenses, inflation rates, market absorption rates, tenanting costs, the discount rate and capitalization rates used in the income capitalization valuation. The Trust has determined that the significant inputs used to value its Marc Realty and Sealy equity investments fall within Level 3. The Trust recognized other-than-temporary impairment losses of $7,687,000, $0, and $21,058,000, on these investments during the years ended December 31, 2013, 2012 and 2011, respectively. See Note 8-Equity Investments for further details on these impairments.

The Trust has determined that the significant inputs used to value certain of its preferred equity investments fall within Level 3. There were no impairment losses recorded on these preferred equity investments during the years ended December 31, 2013, 2012 and 2011.

Investments in Real Estate and Assets Held For Sale

During 2013, 2012, and 2011 the Trust recognized impairment charges of $2,904,000, $3,260,000 and $7,600,000, respectively, relative to investments in real estate and assets held for sale. The Trust assesses the assets in its portfolio for recoverability based upon a determination of the existence of impairment indicators including significant decreases in market pricing and market rents, a change in the extent or manner in which real estate assets are being used or a decline in their physical condition, current period losses combined with a history of losses or a projection of continuing losses, and a current expectation that real estate assets will be sold or otherwise disposed of before the end of their previously estimated useful lives. When such impairment indicators exists, management estimates the undiscounted cash flows from the expected use and disposition of the asset. Significant inputs for this recoverability analysis include the anticipated holding period for the asset as well as assumptions over rental revenues, operating expenses, inflation rates, market absorption rates, tenanting and other capital improvement costs and the asset’s estimated residual value. For those assets not deemed to be fully recoverable, the Trust records an impairment charge equal to the difference between the carrying value and estimated fair value of the asset less costs to sell the asset. Management determines the fair value of those assets using an income valuation approach based on assumptions it believes a market participant would utilize. Significant assumptions include discount and capitalization rates used in the income valuation approach.

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

During the quarter ended June 30, 2013 the Trust entered into a purchase and sale agreement on its Denton, Texas property. At June 30, 2013 the purchase deposit was non-refundable and it was probable that the sale would be consummated. As a result the property was classified as held for sale at June 30, 2013. A fair value measurement was prepared based on the purchase contract less costs to sell and a $154,000 impairment charge was recorded at June 30, 2013. The property was sold on July 2, 2013.

In light of continued leasing challenges and specific sub-market dynamics, at September 30, 2013 the Trust re-evaluated its business plan and revised its holding period for its operating property in Lisle, Illinois referred to as 701 Arboretum. As a result, it was determined that due to the shorter holding period, the carrying value of the 701 Arboretum property was no longer fully recoverable. The Trust had previously recorded a $3,000,000 impairment charge in 2011 as a result of continued declines in occupancy. The Trust recorded an additional $2,750,000 impairment charge in 2013 as a result of the purchase contract. The property was sold on December 17, 2013.

The table below presents the Trust’s assets and liabilities measured at fair value as of December 31, 2013, according to the level in the fair value hierarchy within which those measurements fall (in thousands):

Non-Recurring Basis	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Equity Investments	$—	$—	$6,751	$6,751
Assets held for sale	—	—	—	—

	$—	$—	$6,751	$6,751

The table below presents the Trust’s assets and liabilities measured at fair value as of December 31, 2012 according to the level in the fair value hierarchy within which those measurements fall (in thousands):

Non-Recurring Basis	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Investments in real estate	$—	$—	$3,733	$3,733

	$—	$—	$3,733	$3,733

The following table provides quantitative information about the significant unobservable inputs used for non-recurring fair value measurements categorized within Level 3 at December 31, 2013. Fair value measurements related to impairments involve Level 3 inputs.

	Assets Measured at Fair Value (in thousands)	Valuation Technique	Unobservable Input	Input Range	Weighted Average
Equity Investment	$6,551	Indicative Bids (1)	Indicative Bids	N/A	N/A

Equity Investment	$150	Indicative Bids (1)	Indicative Bids	N/A	N/A

Equity Investment	$50	Indicative Bids (1)	Indicative Bids	N/A	N/A

(1)	This fair value measurement was developed from a purchase contract currently in negotiation.

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows (in thousands):

	December 31, 2013
			Fair value hierarchy level
	Carrying
	Amount	Fair Value	Level 1	Level 2	Level 3

Loans receivable	$101,100	$105,045	$—	$—	$105,045
Secured financing receivable	30,728	30,728	—	—	30,728
Mortgage loans payable	444,933	444,785	—	—	444,785
Senior notes payable	86,250	86,940	86,940	—	—
Secured financings	29,150	29,327	—	—	29,327
Notes payable	1,742	1,742	—	—	1,742

	December 31, 2012
			Fair value hierarchy level
	Carrying
	Amount	Fair Value	Level 1	Level 2	Level 3

Loans receivable	$211,250	$222,246	$—	$—	$222,246
Mortgage loans payable	280,576	270,923	—	—	270,923
Senior notes payable	86,250	89,183	89,183	—	—
Secured financings	52,920	53,253	—	—	53,253
Notes payable	1,676	1,676	—	—	1,676

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

The Trust recognized a net unrealized gain of $73,000, $7,363,000 and $5,526,000 for the years ended December 31, 2013, 2012 and 2011 respectively, as a result of the change in fair value of the securities and loan securities carried at fair value, which is recorded as an unrealized gain in the Trust’s Consolidated Statements of Operations. Income related to securities carried at fair value is recorded as interest and dividend income.

The following table presents as of December 31, 2013 and December 31, 2012 the Trust’s financial assets for which the fair value option was elected (in thousands):

Financial Instruments at Fair Value	December 31, 2013	December 31, 2012

Assets
Securities carried at fair value:
REIT Common shares	$—	$19,694
Loan securities carried at fair value	226	11

	$226	$19,705

The table below presents as of December 31, 2013 the difference between fair values and the aggregate contractual amounts due for which the fair value option has been elected (in thousands):

	Fair Value at December 31, 2013	Amount Due Upon Maturity	Difference

Assets

Loan securities carried at fair value	$226	$1,130	$904

	$226	$1,130	$904

4.	Acquisition, Disposition, Leasing and Financing Activities

Operating Properties

Operating Properties - Acquisition and Financing Activities

1515 Market Street – loan modification, equity acquisition and refinancing – On December 12, 2012, the Trust acquired for $58,650,000 a $70,000,000 non-performing first mortgage loan collateralized by a 20 story, 514,000 square foot office building located at 1515 Market Street, Philadelphia, Pennsylvania (“1515 Market Street”). On February 1, 2013 the Trust entered into a loan modification agreement which extended the maturity date to February 1, 2016, increased the loan balance to $71,629,000, from $70,000,000, and changed the interest rate to be the greater of 7.5% or LIBOR plus 6.5%.

Simultaneously with the modification of the loan, the Trust acquired, for $10,000, an indirect 49% equity interest in the entity (“1515 Market Owner”) that owns 1515 Market Street and the general partner interest in 1515 Market Owner. Management has determined that this entity is a variable interest entity (“VIE”) and the Trust is the primary beneficiary of the VIE. As a result, the Trust has consolidated this property as of February 1, 2013. All intercompany transactions have been eliminated in consolidation. For segment reporting purposes, this investment will be classified within the operating properties segment as of February 1, 2013. Prior to consolidation, the investment was part of the loan asset segment.

On April 25, 2013 1515 Market Owner obtained a $43,000,000 non-recourse first mortgage loan (the “1515 First Mortgage”) from an unaffiliated third party. The 1515 First Mortgage bears interest at LIBOR plus 2.0% per annum, requires monthly payments of interest only and matures on May 1, 2016. On the same date, the 1515 Market Owner entered into an interest rate swap agreement which effectively fixes LIBOR at 0.50% for the term of the 1515 First Mortgage. The Trust received $38,472,000 of loan proceeds from the 1515 First Mortgage financing which reduced the balance on the mortgage loan it holds to $33,157,000. The loan balance can be increased through future funding advances up to an aggregate of $6,000,000 to cover tenant improvements, capital expenditures and leasing commissions. For each $500,000 of future advances, the interest rate increases by 0.10%. As of December 31, 2013 the Trust had advanced an additional $1,500,000 resulting in a 0.3% increase in the interest rate. The loan modification also provides the Trust with a 40% participation interest in the case of a capital event. At December 31, 2013 the loan the Trust holds had a balance of $36,171,000 inclusive of accrued interest, and entitles it to interest in an amount equal to a rate of 14.3% (subject to increase by 0.10% for each additional $500,000 advance by the Trust). At December 31, 2013 the Trust’s investment in this loan was $21,098,000 resulting in an effective interest rate on its cash investment in this asset of 19.6%.

Summit Pointe Apartments – property acquisition – On October 25, 2013 the Trust contributed $4,962,000 for an 80% equity interest in a newly formed venture. On the same date, the venture acquired a 184 unit garden apartment complex known as Summit Pointe Apartments located in Oklahoma City, Oklahoma for a gross purchase price of $14,500,000. In connection with the acquisition, the venture assumed an existing $9,248,000 first mortgage loan. The loan bears interest at a rate of 5.7% per annum, requires monthly payments of principal and interest and matures in February 2021. Pursuant to the terms of the venture agreement, the Trust holds an equity interest which entitles the Trust to an 8% priority return from cash flow and, upon disposition of the property, a minimum priority return equal to a 12% IRR. The Trust is the managing member of the venture and has a majority voting interest. The Trust has control akin to that of a general partner and therefore consolidates the venture as of October 25, 2013, the date of acquisition.

Luxury Residential – property acquisition – On October 31, 2013 the Trust acquired through a wholly owned venture four newly constructed luxury apartment buildings for an aggregate purchase price of $246,000,000. The properties are located in Phoenix, Arizona; Stamford, Connecticut; Houston, Texas and San Pedro, California. The properties consist of an aggregate of 761 unsold residential condominium or apartment units and approximately 25,000 square feet of retail space. The acquisition was funded with a $150,000,000 first mortgage loan which is cross collateralized by all four properties. The loan bears interest at a rate of LIBOR plus 2%, requires monthly payments of interest only and matures on October 31, 2016 with two one year extension options. The balance of the purchase was funded from cash on hand. On the same date, the venture entered into an interest rate swap agreement which effectively fixes LIBOR at 0.69% for the initial term of the first mortgage. In addition, the venture acquired two interest rate caps, each with a notional amount of $50,000,000 for an aggregate cost of $390,000. The initial cap is effective for the first one year extension period and caps LIBOR at 4%. The second cap is effective for the second one year extension period and caps LIBOR at 5%.

On November 6, 2013, New Valley LLC (“New Valley”) contributed approximately $16,365,000 to the entity that acquired the properties in exchange for an indirect 16.3% interest in the properties. The Trust retained an 83.7% interest in the venture and has the right to make all decisions with respect to each of the properties, other than the Stamford, Connecticut property, subject to obtaining New Valley’s consent to certain major decisions. New Valley has the right at any time after November 6, 2015 (or in certain instances prior thereto), but on or prior to November 6, 2016, to have its interest in the venture redeemed for a 50% interest in the Stamford, Connecticut property.

The following table summarizes the allocation of the aggregate purchase price of 1515 Market Street, Summit Pointe Apartments and Luxury Residential at their respective dates of acquisition (in thousands):

	1515 Market Street	Summit Pointe Apartments	Luxury Residential	Total
Land	$18,627	$1,328	$26,805	$46,760
Building	21,860	11,962	214,505	248,327
Other improvements	73	1,126	197	1,396
Fixtures and equipment	—	263	1,895	2,158
Tenant improvements	1,407	—	72	1,479
Lease intangibles	14,943	283	2,860	18,086
Above market lease intangibles	2,867	—	49	2,916
Net working capital acquired	1,132	284	(2,096)	680
Below market lease intangibles	(620)	—	(383)	(1,003)

Total fair value of assets acquired	60,289	15,246	243,904	320,799
Long term liabilities assumed	(60,279)	(9,248)	—	(69,527)
Assumed debt premium	—	(712)	—	(712)

Net assets acquired	$10	$5,286	$243,904	$250,560

Intangible assets acquired and intangible liabilities assumed for 1515 Market Street, Summit Pointe Apartments and Luxury Residential consisted of the following (in thousands):

	Carrying Value	Weighted Average Amortization Period (years)
Intangible assets:
In place lease intangibles	$9,435	4.4
Above market lease intangibles	2,916	6.0
Tenant relationship value	7,388	13.3
Lease commissions, legal and marketing fees	1,263	4.4

Total	$21,002	7.0

Intangible liabilities:
Below market lease intangibles	$(1,003)	4.0

1515 Market Street contributed approximately $9,488,000 of revenue and a loss of approximately $3,805,000 for the period from February 1, 2013 through December 31, 2013. Summit Pointe Apartments contributed approximately $335,000 of revenue and a loss from continuing operations of approximately $474,000 for the period from October 25, 2013 through December 31, 2013. Luxury Residential contributed approximately $3,874,000 of revenue and a loss of approximately $2,097,000 for the period from October 31, 2013 through December 31, 2013.

The accompanying unaudited pro forma information for the years ended December 31, 2013, 2012 and 2011 is presented as if the acquisition of (i) 1515 Market Street on February 1, 2013, (ii) Summit Pointe Apartments on October 25, 2013 and (iii) Luxury Residential on October 31, 2013, had occurred on January 1, 2012 and the acquisition of (i) Waterford Place on April 17, 2012, (ii) Cerritos on October 4, 2012 and (iii) Lake Brandt on November 2, 2012 had occurred on January 1, 2011. This unaudited pro forma information is based upon the historical consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto. This unaudited pro forma information does not purport to represent what the actual results of operations of the Trust would have been had the above occurred, nor do they purport to predict the results of operations of future periods.

(In thousands, except for per share data)	For the year ended December 31,
	2013	2012	2011

Total revenue	$101,465	$112,694	$76,049
Income from continuing operations	8,890	10,610	8,299
Net income attributable to Winthrop Realty Trust	24,419	17,519	8,140
Per common share data - basic	0.72	0.53	0.23
Per common share data - diluted	0.72	0.53	0.23

Amherst, New York – During 2013 the Trust acquired four residential parcels adjacent to its Amherst, New York office property for an aggregate purchase price of $896,000. The Trust is in the process of leveling the acquired parcels and expanding the parking area for the office property. Development of this property is expected to be completed during the second quarter of 2014. The total estimated cost to complete the development is $1,625,000, of which $482,000 has been incurred as of December 31, 2013.

Houston, Texas – Non Controlling Interest – During 2013 the Trust acquired two additional  1⁄4 limited partner units in 5400 Westheimer Holder LP (“Westheimer”) for an aggregate price of $150,000. As a result of these transactions, the Trust now owns 32% of Westheimer.

Churchill, Pennsylvania – financing - On June 28, 2013 the Trust obtained a $5,100,000 first mortgage on its Churchill, Pennsylvania property. The loan bears interest at a rate of 3.5% per annum, requires monthly payments of principal and interest and matures on August 1, 2024. After closing costs, the Trust received net proceeds of approximately $4,922,000.

Operating Property Activity through Equity Investments

WRT-Elad Lender/Equity (Sullivan Center) – loan modification, equity investment and refinancing - On February 18, 2013, WRT-Elad One South State Lender LP (“Lender LP”), the entity in which the Trust held a 50% interest and which holds the mezzanine loan indirectly secured by the property located at One South State Street, Chicago, Illinois known as the Sullivan Center (“Sullivan Center”), entered into a forbearance agreement with the borrower (the “Sullivan Borrower”). WRT-Elad One South State Equity LP (“Equity LP”), a venture in which the Trust holds a 50% interest, held a 65% indirect future interest in Sullivan Borrower. Pursuant to the forbearance agreement, Lender LP agreed to forbear from exercising any remedies as a result of Sullivan Borrower’s failure to pay debt service for the period from December 2012 through October 2013. In exchange for the forbearance, Equity LP’s indirect future interest in Sullivan Borrower increased by 11% (5% in February 2013 and an additional 6% in November 2013) to 76%, with a corresponding decrease in Sullivan Borrower’s general partner’s interest.

On August 21, 2013 the Trust acquired the 50% joint venture interest (the “Elad Interest”) in Lender LP that was held by Elad for $30,000,000 (“Acquisition Price”). The mezzanine loan had an outstanding balance of principal and accrued interest of approximately $56,150,000 at the time the Elad Interest was acquired. Concurrently with the acquisition of the Elad Interest, the Trust entered into an option agreement (the “Elad Option”) which grants Elad the option, but not the obligation, to repurchase the Elad Interest in Lender LP for the Acquisition Price adjusted for the pro-rata portion of any accrued and unpaid interest and principal payments made by the borrower. Per the terms of the agreements, the Elad Interest and Elad Option cannot be transferred to parties other than the Trust and Elad. The term of the Elad Option corresponds with Lender LP’s mezzanine loan. Given the nature of the Elad Option and the specific rights of Elad, the transaction is accounted for as a secured financing arrangement under ASC 860-Transfers and Servicing. The Trust will recognize interest income on the secured financing receivable in accordance with GAAP, at an annual interest rate of 15%, and will continue to recognize equity income on its previously held 50% interest in the venture.

On October 18, 2013, Sullivan Center, which is wholly-owned by Sullivan Borrower, obtained a new $113,500,000 first mortgage loan. The loan bears interest at a rate of 3.95% per annum, requires monthly payments of interest only and matures on November 6, 2018. The proceeds from the loan were used to repay the existing $110,550,000 first mortgage loan which bore interest at a rate of 11.0% per annum.

Atrium Mall LLC – Equity Investment - On June 20, 2013 the Trust invested in a newly formed 50-50 joint venture with Marc Realty that acquired a non-performing $10,650,000 mortgage loan for $6,625,000. In addition, the joint venture paid $1,137,000 to fund escrows at the closing. The Trust invested a total of $3,935,000 in this joint venture during 2013. The loan was in maturity default at the time of acquisition and was acquired with the intention of foreclosing or working out a consensual assignment with the borrower. The loan was collateralized by a leasehold interest in the Atrium Mall in Chicago, Illinois. The leasehold interest is for 71,000 square feet of commercial/retail space that comprises the bottom three floors of an office building known as the James R. Thompson building of which the lease expires in September 2014 with six automatic five-year extensions which are exercisable at the lessee’s option. The building is owned by the State of Illinois.

On July 26, 2013 the joint venture entered into an agreement with the borrower pursuant to which the borrower conveyed the leasehold interest to the venture in lieu of foreclosure. Accordingly, the venture now holds the leasehold interest in the property. The conveyance of the leasehold interest does not change the ownership structure of Atrium Mall LLC or alter any of the members’ rights. The Trust will continue to account for its investment in Atrium Mall LLC under the equity method.

701 Seventh Avenue, New York, New York – Equity Investment – During 2013, with respect to the joint venture that indirectly owns the property located at 701 Seventh Avenue, New York, New York the Trust elected to participate in the future hotel development and during 2013, the Trust made additional cash contributions to the venture totaling $24,465,000. The Trust has contributed an additional $33,419,000 in 2014 bringing its total capital contributed to date to $86,855,000 against its total commitment of $125,000,000.

WRT-Fenway Wateridge – Mortgage Loan – On October 15, 2013, the Trust’s venture that holds this property obtained a $7,000,000 first mortgage loan on its San Diego, California property. The loan bears interest at the greater of 6%, or LIBOR plus 4.5% per annum, requires monthly payments of interest only and matures on November 1, 2016. The venture purchased an interest rate cap which caps LIBOR at 2.5%. In connection with the financing, the Trust received a distribution of $6,255,000 in partial redemption of its preferred equity investment. The Trust retains the balance of its preferred equity interest as well as a 50% equity interest in the venture.

Operating Property Disposition Activity

Andover, Massachusetts - property sale - On March 28, 2013 the Trust sold its Andover, Massachusetts office property to an independent third party for gross sale proceeds of $12,000,000. After costs and pro-rations, the Trust received net proceeds of approximately $11,425,000 and recorded a gain of $2,775,000 on the sale of the property.

Deer Valley, Arizona – property sale - On June 11, 2013 the Trust sold its Deer Valley, Arizona office property to an independent third party for gross sale proceeds of $20,500,000. After costs and pro-rations, the Trust received net proceeds of approximately $19,585,000 and recorded a gain of $6,745,000 on the sale of the property.

Denton, Texas – property sale - On July 2, 2013 the Trust sold its Denton, Texas retail property to an independent third party for gross sale proceeds of $1,850,000. After costs and pro-rations, the Trust received net proceeds of approximately $1,703,000. No gain or loss was recognized on the sale of the property.

Seabrook, Texas – property sale - On August 1, 2013 the Trust sold its Seabrook, Texas retail property to an independent third party for gross sale proceeds of $3,300,000. After costs and pro-rations, the Trust received net proceeds of approximately $3,202,000 and recorded a gain of $1,428,000 on the sale of the property.

Lisle, Illinois – property sale – On December 17, 2013 the Trust sold its Lisle, Illinois office property known as 701 Arboretum to an independent third party for gross sale proceeds of $2,500,000. After costs and pro-rations the Trust received net proceeds of approximately $2,351,000 and recorded a gain of $58,000 on the sale of the property.

Operating Property Dispositions through Equity Investments

Sealy Airpark – Nashville, Tennessee – foreclosure – On October 7, 2013 the lender foreclosed on the loan that was collateralized by this property. The Trust held its interest in this property through a venture that was managed by its partner and had previously written down its investment to zero. Accordingly, for financial reporting purposes the Trust did not recognize a gain or loss in connection with the foreclosure.

Sealy Newmarket – Atlanta, Georgia – foreclosure – On December 2, 2013 the lender foreclosed on the loan that was collateralized by this property. The Trust held its interest in this property through a venture that was managed by its partner and had previously written down its investment to zero. Accordingly, for financial reporting purposes the Trust did not recognize a gain or loss in connection with the foreclosure.

Operating Property Leasing Activity

Amherst, New York – On July 29, 2013 the Trust entered into a lease amendment with the existing tenant, Ingram Micro Inc., which leases the entire 200,000 square foot premises. The initial lease was signed in 1988 and was scheduled to expire October 31, 2013 (subject to two five-year extensions). The new lease extends the term through October 31, 2023 with one ten-year or two five-year renewal options. Lease payments under the amendment remained unchanged through the expiration of the original lease. Annual rents under the original lease were $2,016,000. Annual rents under the amended lease are $1,802,000 for the period November 1, 2013 through October 31, 2018 and $2,002,000 for the period November 1, 2018 through October 31, 2023. The base rent is subject to increase upon the delivery of additional parking area to the tenant.

Loans

Loan Asset Originations

Playa Vista, California – loan origination - On January 24, 2013 the Trust originated a $20,500,000 mezzanine loan collateralized by a 260,000 square foot office campus in the Los Angeles, California area. The loan is subordinate to an $80,300,000 mortgage loan, matures January 23, 2015, bears interest at LIBOR plus 14.25% per annum, with a 0.5% LIBOR floor and requires payments of interest only at a rate of 8.25% with the remaining interest being accrued and added to principal. In connection with the origination, the borrower paid the Trust an origination fee of $205,000. On March 1, 2013 the Trust sold a 50% pari passu participation interest in the loan to an independent third party for $10,250,000 and gave the transferee a credit of $100,000 from the initial loan origination.

Loan Asset Repayment Activity

Disney B Note – sale of participation - On January 25, 2013 the Trust sold for $9,000,000 a 100% participation interest in the $10,000,000 B Note collateralized by an office building located in Burbank, California. The selling price was equal to the Trust’s carrying value of the B Note.

127 West 25th Street – loan payoff - On March 1, 2013 the $8,583,000 loan collateralized by the property located at 127 West 25th Street, New York, New York was paid off in full at par.

180 N Michigan – loan payoff - On March 28, 2013 the $5,200,000 loan collateralized by the property located at 180 North Michigan Avenue, Chicago, Illinois was paid off in full at par.

Fenway Shea – loan payoff - On June 14, 2013 the $2,250,000 loan collateralized by the property located at Shea Blvd in Phoenix, Arizona was paid off in full at par.

Renaissance Walk – loan payoff – On October 31, 2013 the $3,000,000 loan collateralized by the property known as Renaissance Walk located in Atlanta, Georgia was paid off in full at par.

Queensridge Tower – loan payments – During 2013, several of the condominium units collateralizing the Queensridge Tower loan receivable were sold resulting in payments to the Trust of approximately $35,863,000. The Trust made corresponding pay downs of $23,770,000 in full satisfaction of its recourse debt with KeyBank which was collateralized by the Queensridge Tower loan receivable.

Loan Asset Activity through Equity Investments

RE CDO Management – asset sales - On February 20, 2013, RE CDO Management (“RE CDO”), an entity in which the Trust holds a 50% interest, sold its subordinated interests in, and collateral management agreement with respect to, Sorin CDO III for $2,750,000. On March 8, 2013 RE CDO sold its C Tranche subordinated interests in Sorin CDO IV for $6,240,000. As a result of the sales, the Trust received distributions of approximately $4,416,000 in the aggregate. The Trust’s share of the gain has been recorded as equity in earnings of this equity investment. RE CDO had originally acquired the sold assets and its interest in Sorin CDO IV, which it still retains, for $2,500,000.

CDH CDO LLC – sale of interest - On February 25, 2013 the Trust sold for $25,000 a 17% interest in the equity of CDH CDO, exclusive of the interest in the entity that holds the collateral management agreement of CDH CDO, to Inland American. As a result of the sale, the Trust now holds a 49.67% interest in CDH CDO. The Trust maintains 100% of CDH CDO’s interest in WRP Management. The sale of the interest did not affect the voting rights within CDH CDO and did not result in a change in control. The Trust will continue to account for its investment in CDH CDO under the equity method.

10 Metrotech Loan LLC – equity investment repayment – On July 30, 2013 the $40,000,000 loan collateralized by the property at 10 Metrotech Center, Brooklyn, New York and held by a venture in which the Trust held a one-third interest was paid off at par. The venture had acquired the loan in August 2012 for $32,500,000. As a result of the payoff, the Trust received a distribution from the venture of $13,333,000 and recorded equity in earnings of $2,676,000 in connection with its 33.33% ownership interest in the venture.

Concord Debt Holdings and CDH CDO – loan payoffs - Two of the underlying loans held by the Trust’s Concord ventures paid off during the third quarter of 2013. In July 2013 the loan collateralized by the property commonly referred to as Thanksgiving Tower located in Dallas, Texas was satisfied. In August 2013 the loan collateralized by the property referred to as One Riverwalk located in San Antonio, Texas was satisfied. As a result of the loan payoffs the Trust received an aggregate distribution of $6,470,000.

REIT Securities Activity

During 2013 the Trust liquidated all of its holdings of REIT Securities. In particular, the Trust sold 3,000,716 shares of common stock in Cedar Realty Trust, Inc. which it had acquired for an aggregate cost of $12,891,000 for aggregate sales proceeds of $16,292,000. The Trust also sold 1,250,000 of MPG Office Trust, Inc., which it had acquired for an aggregate cost of $2,980,000, for aggregate proceeds of $3,626,000.

5.	Loans Receivable

The Trust’s loans receivable at December 31, 2013 and 2012 are as follows (in thousands):

	Loan Position	Stated Interest Rate		Carrying Amount		Contractual Maturity Date
Description				December 31, 2013	December 31, 2012

Hotel Wales (5)	Whole Loan	LIBOR + 4.0	% (2)	$20,101	$20,101	10/05/14
The Shops at Wailea	B-Note	6.15%		6,292	5,376	10/06/14
Legacy Orchard (1) (5)	Corporate Loan	15.0%		9,750	9,750	10/31/14
Queensridge (6)	Whole Loan	LIBOR + 11.5	% (3)	2,942	39,170	11/15/14
San Marbeya (5)	Whole Loan	5.88%		28,546	27,149	01/01/15
Churchill (1)	Whole Loan	LIBOR + 3.75%		683	683	06/01/15
1515 Market	Whole Loan		(4)	—	58,650		(4)
Playa Vista / Water’s Edge	Mezzanine	LIBOR + 14.25	% (3)	10,327	—	01/23/15
Rockwell (7)	Mezzanine	12.0%		—	323	05/01/16
500-512 7th Ave (5)	B-Note	7.19%		10,250	10,009	07/11/16
Pinnacle II	B-Note	6.31%		4,648	4,652	09/06/16
Popiu Shopping Village	B-Note	6.62%		2,058	1,948	01/06/17
Wellington Tower (5)	Mezzanine	6.79%		2,991	2,687	07/11/17
Mentor Building	Whole Loan	10.0%		2,512	2,512	09/10/17
Renaissance Walk (8)	Mezzanine	—		—	3,000	—
Fenway Shea (1) (8)	Whole Loan	—		—	2,273	—
127 West 25th Street (8)	Mezzanine	—		—	8,687	—
180 N. Michigan (8)	Mezzanine	—		—	5,237	—
The Disney Building (9)	B-Note	—		—	9,043	—

				$101,100	$211,250

(1)	The Trust determined that certain loans receivable are variable interests in VIEs primarily based on the fact that the underlying entities do not have sufficient equity at risk to permit the entity to finance its activities without additional subordinated financial support. The Trust does not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance and is not required to consolidate the underlying entity.
(2)	LIBOR floor of 3%.
(3)	LIBOR floor of 0.5%.
(4)	This loan was in maturity default at the time of acquisition. The loan was modified on February 1, 2013. The Trust consolidates the operations of the borrower entity and the loan receivable is eliminated in consolidation.
(5)	These loans were sold to an independent third party in February 2014. See Note 26 - Subsequent Events for details on the sale.
(6)	This loan was paid off at par in January 2014. See Note 26 - Subsequent Events for details on the payoff.
(7)	Loan defaulted in December 2013. Carrying amount at December 31, 2013 reflects a $348 loan loss reserve.
(8)	The loans were satisfied during the year ended December 31, 2013.
(9)	Loan was sold during 2013.

The carrying amount of loans receivable includes accrued interest of $501,000 and $1,016,000 at December 31, 2013 and December 31, 2012, respectively, and cumulative accretion of $6,488,000 and $2,527,000 at December 31, 2013 and December 31, 2012, respectively.

At December 31, 2013, the Trust’s loan receivables have accretable discount yet to be recognized as income totaling $5,782,000. At December 31, 2012, the Trust’s loan receivables had accretable discount yet to be recognized as income totaling $9,865,000.

The weighted average coupon on the Trust’s loans receivable was 6.55% and the weighted average yield to maturity was 11.59% at December 31, 2013. The weighted average coupon on the Trust’s loans receivable was 7.65% and the weighted average yield to maturity was 11.43% at December 31, 2012.

With the exception of the San Marbeya, Hotel Wales and Queensridge Tower loans receivable, none of the loans receivable are directly financed.

On November 15, 2012 the Trust obtained a $25,000,000 loan from KeyBank collateralized by the Queensridge Towers loan. The loan bears interest at LIBOR plus 4%, requires monthly payments of interest only and is co-terminous with the Queensridge Towers loan with a maturity date of November 15, 2014, subject to one, twelve month extension. Principal payments are required to be made in accordance with principal payments received on the Queensridge Tower loan. The KeyBank loan payable is recourse to the Trust and the Operating Partnership. As of September 30, 2013 the Trust has fully repaid the recourse secured financing.

Loan Receivable Activity

Activity related to loans receivable is as follows (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012
Balance at beginning of year	$211,250	$114,333
Purchase and advances	22,314	175,550
Interest (received) accrued, net	(514)	516
Repayments / sale proceeds	(75,407)	(68,824)
Elimination of 1515 Market Street in consolidation	(60,279)	—
Loan accretion	4,121	8,333
Discount accretion received in cash	(37)	(15,720)
Provision for loss on loans receivable	(348)	—
Conversion of 180 North Michigan loan to equity investments	—	(2,938)

Balance at end of year	$101,100	$211,250

The following table summarizes the Trust’s interest and dividend income for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Interest and dividends detail:
Interest on loan assets	$14,334	$11,736	$11,073
Accretion of loan discount	4,121	8,333	13,401
Interest and dividends on REIT securities	—	1,054	984

Total interest and dividends	$18,455	$21,123	$25,458

The San Marbeya loan and the Queensridge loan, each representing more than 10% of interest income, contributed approximately 34% of interest income of the Trust for the year ended December 31, 2013.

The 160 Spear loan and the San Marbeya loan, each representing more than 10% of interest income, contributed approximately 34% of interest income of the Trust for the year ended December 31, 2012. The 160 Spear loan and the Metropolitan Tower loan, each representing more than 10% of interest income, contributed approximately 48% of interest income of the Trust for the year ended December 31, 2011.

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

The table below summarizes the Trust’s loans receivable by internal credit rating at December 31, 2013 (in thousands, except for number of loans).

Internal Credit Quality	# of Loans	Carrying Value of Loans Receivable	# of Loans	Whole Loans	# of Loans	B-Notes	# of Loans	Mezzanine Loans

Greater than zero	11	$90,773	6	$64,534	4	$23,248	1	$2,991
Equal to zero	1	10,327	—	—	—	—	1	10,327
Less than zero	1	—	—	—	—	—	1	—

Subtotal	13	$101,100	6	$64,534	4	$23,248	3	$13,318

The table below summarizes the Trust’s loans receivable by internal credit rating at December 31, 2012 (in thousands, except for number of loans).

Internal Credit Quality	# of Loans	Carrying Value of Loans Receivable	# of Loans	Whole Loans	# of Loans	B-Notes	# of Loans	Mezzanine Loans

Greater than zero	18	$211,250	8	$160,288	5	$31,028	5	$19,934
Equal to zero	—	—	—	—	—	—	—	—
Less than zero	—	—	—	—	—	—	—	—

Subtotal	18	$211,250	8	$160,288	5	$31,028	5	$19,934

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

As of December 31, 2013 there was one non-performing loan with past due payments. There was $348,000 of provision for loan loss recorded during the years ended December 31, 2013.

As of December 31, 2012 there were no non-performing loans and no past due payments. There was no provision for loan loss recorded during the years ended December 31, 2012 and 2011.

Secured Financing Receivable

In August 2013 the Trust closed on an agreement to acquire Elad’s 50% interest in Lender LP for $30,000,000. In connection with the transaction, the Trust entered into an option agreement with Elad granting Elad the right, but not obligation, to repurchase the interest in the venture. The option agreement provides Elad, as the transferor, the option to unilaterally cause the return of the asset at the earlier of two years from August 21, 2013 or an event of default on Lender LP’s mezzanine debt. As such, Elad is able to retain control of its interest in Lender LP for financial reporting purposes as the exercise of the option is unconditional other than for the passage of time. As a result, for financial reporting purposes, the transfer of the financial asset is accounted for as a secured financing rather than an acquisition. The $30,000,000 acquisition price is recorded as a secured financing receivable. The Trust will recognize interest income on the secured financing receivable on an accrual basis in accordance with GAAP, at an annual interest rate of 15%. The Trust recorded $1,386,000 of interest income during the year ended December 31, 2013.

6.	Securities and Loan Securities Carried at Fair Value

Securities and loan securities carried at fair value are summarized in the table below (in thousands):

	2013		2012
	Cost	Fair Value	Cost	Fair Value

REIT Common shares	$—	$—	$15,876	$19,694

	$—	$—	$15,876	$19,694

Loan securities	$161	$226	$161	$11

	$161	$226	$16,037	$19,705

During the years ended December 31, 2013, 2012 and 2011 available for sale securities, securities carried at fair value and loan securities carried at fair value were sold or paid off for total proceeds of approximately $19,918,000, $28,133,000 and $35,156,000, respectively. The gross realized gains on these sales and payoffs totaled approximately $742,000, $655,000 and $123,000 in 2013, 2012 and 2011, respectively. For purpose of determining gross realized gains, the cost of securities is based on specific identification.

For the years ended December 31, 2013, 2012 and 2011, the Trust recognized net unrealized gains on available for sale securities, securities carried at fair value and loan securities carried at fair value of $73,000, $7,363,000 and $5,526,000, respectively, as the result of the change in fair value of the financial assets for which the fair value option was elected.

7.	Preferred Equity Investments

On December 21, 2012 the Trust made a $6,000,000 preferred equity contribution to its WRT-Fenway Wateridge joint venture. The Trust is entitled to a 12% priority return which is to be paid 8% currently from operating cash flow and the remaining 4% is deferred. During 2013, the Trust received distributions, inclusive of its preferred return, totaling $6,378,000. The Trust still holds a $229,000 preferred equity investment at December 31, 2013.

During 2012 the Trust made preferred equity contributions of $4,750,000 to its Vintage Housing venture which entitles the Trust to a 12% return.

During 2012 the Trust converted its $1,500,000 loan to its Vintage Housing venture to preferred equity with a 12% return. During 2011 the loan bore interest at 12% with no payments due until there is operating cash flow from the property. No income was recognized in 2013, 2012 or 2011 on this investment.

The Trust recognized earnings from its Marc Realty preferred equity investments of $338,000 for the year ended December 31, 2011. On January 2, 2012 the Trust restructured its 180 North Michigan preferred equity investment of $3,923,000 and its loan receivable of $2,938,000 to an equity investment.

8.	Equity Investments

The Trust’s equity investments consist of the following at December 31, 2013 and December 31, 2012 (in thousands):

Venture Partner	Equity Investment	Nominal % Ownership at December 31, 2013	December 31, 2013	December 31, 2012

Gancar Trust (1)	Vintage Housing Holdings LLC	75.0%	$34,153	$30,534
Elad Canada Ltd	WRT-Elad One South State Equity LP	50.0%	—	460
Elad Canada Ltd	WRT-One South State Lender LP	50.0%	23,661	24,644
Mack-Cali	WRT-Stamford LLC	20.0%	9,064	8,501
Atrium/Northstar	10 Metrotech Loan LLC	33.3%	11	10,845
Atrium Holding	RE CDO Management LLC	50.0%	992	1,779
Freed	Mentor Retail LLC	49.9%	635	551
Inland/Lexington	Concord Debt Holdings LLC	33.3%	—	—
Inland/Lexington	CDH CDO LLC	24.8%	—	—
Inland (2)	Concord Debt Holdings LLC	33.3%	966	3,974
Inland (2)	CDH CDO LLC	24.8%	4,215	322
Sealy (1)	Northwest Atlanta Partners LP	60.0%	7,635	8,104
Sealy (1)	Newmarket GP LLC	68.0%	—	—
Sealy (1)	Airpark Nashville GP	50.0%	—	—
Marc Realty (1)	Brooks Building LLC	50.0%	6,551	7,983
Marc Realty (1)	High Point Plaza LLC	50.0%	—	2,241
Marc Realty (1)	1701 Woodfield LLC	50.0%	150	1,977
Marc Realty (1)	Enterprise Center LLC	50.0%	50	2,679
Marc Realty (1)	Atrium Mall	50.0%	3,845	—
ROIC	WRT-ROIC Lakeside Eagle LLC	50.0%	—	—
New Valley/Starwood (3)	Socal Office Portfolio Loan LLC	73.0%	—	8
New Valley/Witkoff	701 7th WRT Investors LLC	70.5%	55,259	28,735
Fenway	WRT-Fenway Wateridge LLC	50.0%	1,898	1,522

			$149,085	$134,859

(1)	The Trust has determined that these equity investments are investments in VIEs. The Trust has determined that it is not the primary beneficiary of these VIEs since the Trust does not have the power to direct the activities that most significantly impact the VIEs economic performance.
(2)	Represents the interests acquired from Lexington Realty Trust on May 1, 2012.
(3)	The underlying loan investment was satisfied at par in September 2012.

The following table reflects the activity of the Trust’s equity investments for the year ended December 31, 2013 (in thousands):

Investment	Balance at December 31, 2012	Contributions	Equity Income (loss)	Distributions	Sales Price	Balance at December 31, 2013

Vintage Housing Holdings, LLC (2)	$30,534	$—	$9,174	$(5,555)	$—	$34,153
WRT-Elad One South State Equity LP (2)	460	2,358	(2,818)	—	—	—
WRT-One South State Lender LP (2)	24,644	—	4,133	(5,116)	—	23,661
WRT-Stamford LLC	8,501	—	930	(367)	—	9,064
10 Metrotech Loan LLC	10,845	—	3,284	(14,118)	—	11
RE CDO Management LLC	1,779	—	3,709	(4,496)	—	992
Concord Debt Holdings LLC	—	—	3,072	(3,072)	—	—
CDH CDO LLC	—	—	1,033	(1,020)	(13)	—
Concord Debt Holdings LLC (1)	3,974	—	64	(3,072)	—	966
CDH CDO LLC (1)	322	—	4,926	(1,020)	(13)	4,215
Mentor Retail LLC	551	—	84	—	—	635
701 7th WRT Investors LLC (3)	28,735	25,913	3,424	(2,813)	—	55,259
WRT-Fenway Wateridge LLC (2)	1,522	193	183	—	—	1,898
Sealy	8,104	—	(469)	—	—	7,635
Marc Realty	14,880	—	(7,971)	(158)	—	6,751
WRT-ROIC Lakeside Eagle LLC	—	25	(25)	—	—	—
SoCal Office Portfolio Loan LLC	8	—	(2)	(6)	—	—
Atrium Mall	—	3,935	(90)	—	—	3,845

Total	$134,859	$32,424	$22,641	$(40,813)	$(26)	$149,085

(1)	Represents the interests acquired from Lexington Realty Trust on May 1, 2012.
(2)	The Trust has elected to report its share of earnings on a one month lag period.
(3)	The Trust has elected to report its share of earnings on a three month lag.

The following table reflects the activity of the Trust’s equity investments for the year ended December 31, 2012 (in thousands):

Investment	Balance at December 31, 2011	Contributions	Equity Income (loss)	Distributions	Sales Price	Balance at December 31, 2012

Vintage Housing Holdings LLC (2)	$29,887	$2,067	$4,603	$(6,023)	$—	$30,534
WRT-Elad One South State Equity LP (2)	—	2,838	(2,378)	—	—	460
WRT-One South State Lender LP (2)	10,150	11,213	3,281	—	—	24,644
WRT-Stamford LLC	—	8,036	769	(304)	—	8,501
10 Metrotech Loan LLC	—	10,915	335	(405)	—	10,845
RE CDO Management LLC	1,296	550	67	(134)	—	1,779
Mentor Retail LLC	—	505	46	—	—	551
Concord Debt Holdings LLC	—	—	422	(422)	—	—
CDH CDO LLC	—	—	1,715	(1,715)	—	—
701 7th WRT Investors LLC (3)	—	29,025	—	(290)	—	28,735
WRT-Fenway Wateridge LLC (2)	—	1,522	—	—	—	1,522
CDH CDO LLC (1)	—	2,500	(997)	(1,181)	—	322
Sealy	11,348	—	(3,199)	(45)	—	8,104
Marc Realty	27,145	11,833	33	(4,116)	20,015	14,880
WRT-ROIC Lakeside Eagle LLC	7	35	(42)	—	—	—
WRT-ROIC Riverside LLC	7,883	—	706	(8,589)		—
SoCal Office Portfolio Loan LLC	72,626	—	9,706	(82,324)	2,032	8
FII Co-invest LLC	1,800	—	232	—		—
Concord Debt Holdings (1)	—	4,501	(456)	(71)	—	3,974

Total	$162,142	$85,540	$14,843	$(105,619)	$22,047	$134,859

(1)	Represents the interests acquired from Lexington Realty Trust on May 1, 2012.
(2)	The Trust has elected to report its share of earnings on a one month lag period.
(3)	The Trust has elected to report its share of earnings on a three month lag period.

See Note 4 for information relating to 2013 activity with respect to equity investments.

Sullivan Center - There is a basis differential of $11,196,000 between the Trust’s carrying value of its investments in Sullivan Center and the basis reflected at the joint venture level, which is amortized over the life of the related assets. The basis differential primarily relates to a bargain purchase gain recognized at the joint venture level upon acquisition.

Concord - During the years ended December 31, 2013 and 2012, the Trust received cash distributions from Concord Debt Holdings LLC of $3,072,000 and $422,000, respectively. The Trust recognized equity income for the full amount of the distributions. The Trust has suspended losses of $40,493,000 to offset against future equity income from Concord at December 31, 2013.

During the years ended December 31, 2013 and 2012, the Trust received cash distributions from CDH CDO LLC of $1,020,000 and $1,715,000, respectively. The Trust recognized equity income for the full amount of the distribution. The Trust has suspended losses of $19,605,000 to offset against future equity income from CDH CDO LLC at December 31, 2013.

Sealy - On May 30, 2013 the Trust contributed its interest in Newmarket GP and its interest in Airpark Nashville GP to TRS. The Trust’s carrying value of both investments was zero at the time of the contributions and the transaction had no effect on the financial statements of the Trust. On October 7, 2013 the lender foreclosed on the loan that was collateralized by Sealy Airpark Property. On December 2, 2013 the lender foreclosed on the loan that was collateralized by the Sealy Newmarket Property. These transactions had no effect on the financial statements of the Trust.

Sealy Impairments

During 2011 the Trust determined that, as a result of current market conditions, including current occupancy levels, current rental rates and an increase in terminal capitalization rates, the fair value of its equity investments in Sealy were below the carrying values. Accordingly, the Trust assessed whether this decline in value was other-than-temporary. In making this determination, the Trust considered the length of time which the decline has occurred, the length of time before an expected recovery and the lack of any comparable in the market. The Trust determined the fair value of its investments utilizing an unleveraged cash flow methodology and an estimated terminal capitalization rate. The cash flows were then discounted using an estimated market rate. Based on the foregoing, all of which requires significant judgment, the Trust concluded that the declines in value were other-than-temporary, and during 2011 the Trust recorded other-than-temporary impairment charges of $2,900,000, $900,000 and $1,494,000 on its investments in Sealy Northwest Atlanta, Sealy Newmarket, and Sealy Nashville, respectively.

The Trust has determined that the fair value of certain of its equity investments each marginally exceed their carrying values. While the ventures continue to aggressively market available space for lease and work with existing tenants for lease renewal, declines in occupancy could cause impairment of these ventures that could be material to the Trust’s future results of operations.

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

Marc Realty Impairments

During the fourth quarter of 2013, the Trust’s equity investments in the Brooks Building, LLC (“223 West Jackson”), High Point Plaza, LLC (“High Point”), 1701 Woodfield, LLC (“1701 Woodfield”), and Enterprise Center, LLC ( individually “Enterprise” and the aforementioned investments collectively the “Marc Investments”) suffered declines in occupancy, increasing competition for tenants, and increasing costs to operate the investments. Additionally, recent discussions related to marketing available space to potential tenants, along with lease renewals with existing tenants, indicated a capital infusion from the Trust would be necessary to upgrade the investments to achieve rental rates in-line with the suburban Chicago, Illinois office market. The factors above along with increasing capital demands and rising cost of capital caused the Trust to reassess its business plan associated with the Marc Investments in the fourth quarter of 2013.

Subsequent to year end the Trust entered into an agreement with Marc Realty, its joint venture partner in these equity investments, to sell its interests in High Point, 1701 Woodfield, Enterprise Center along with its controlling interest in the River City property, located in Chicago, Illinois, which is consolidated, for a gross sales price of $6,000,000. The Trust considered the underlying investment characteristics and negotiations with Marc Realty in allocating the purchase price to the specific assets included in the transaction. Additionally, the Trust granted Marc Realty an option exercisable within two years to acquire its interest in 223 West Jackson for a purchase price ranging from $5,000,000 to $6,600,000. The purchase price for 223 West Jackson is dependent upon when the option is exercised and certain operating characteristics of the investment at the time of exercise.

Based on the factors noted above, the Trust concluded that each of the Marc Investments were other-than-temporarily impaired in the aggregate by $7,687,000 at December 31, 2013, when comparing each of their carrying values of $14,438,000 in the aggregate to each of their fair values of $6,751,000 in the aggregate and a corresponding impairment charge has been included in Equity in income (loss) of equity investments in the Consolidated Statement of Operations and Comprehensive Income (Loss) for the year then ended. The Trust separately tested the River City property for impairment and determined that the carrying value of River City was recoverable at December 31, 2013 when comparing the portion of the gross sales price attributable to the River City property to its carrying value.

SoCal Office Portfolio Loan – On September 28, 2012, the loan held by SoCal Office Portfolio Loan (“SoCal”) was paid off at par. The Trust’s joint venture WRT-SoCal Lender LLC (“SoCal Lender”) which held the equity investment on SoCal received a return of capital distribution of $44,224,000 on its investment from this transaction. The Trust’s allocable share of the distribution was $38,407,000. SoCal acquired the loan on November 4, 2011. Earlier in 2012, SoCal obtained a recourse repurchase facility and received net proceeds of approximately $38,100,000 which was distributed entirely to the Trust in partial redemption of its interest. The SoCal balance sheet consisted of total assets of $13,000 and $97,989,000 at December 31, 2012 and 2011, respectively and total liabilities of $0 and $269,000 as of December 31, 2012 and 2011, respectively. SoCal had net income of $16,892,000 and $366,000 for the years ended December 31, 2012 and 2011, respectively. A majority of the proceeds from the payoff of the loan were distributed in 2012. Remaining funds were utilized to wind up and dissolve SoCal in 2013.

Vintage Housing Holdings LLC - The Trust has made additional investments in the aggregate of $6,779,000 to the Vintage platform during 2012. The venture’s new investments included a $5,500,000 contribution to a planned 345 unit multi-family project in Lynnwood, Washington, a $750,000 contribution to a planned 204-unit multi-family property in Marysville, Washington and $529,000 contribution to complete the acquisition of interests in the general partners of two multifamily properties comprising approximately 490 units located in California and Nevada.

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

Separate Financial Statements for Unconsolidated Subsidiaries

The Trust has determined that for the periods presented in the Trust’s financial statements, certain of its unconsolidated subsidiaries have met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X for which the Trust is required, pursuant to Rule 3-09 of Regulation S-X, to attach separate financial statements as exhibits to its Annual Report on Form 10-K as follows:

Entity	Year(s) determined significant	Exhibit

Concord Debt Holdings LLC	2011	99.1

CDH CDO LLC	2013	99.2

Sealy Northwest Atlanta Partners LP	2011	99.3

Sealy Newmarket General Partnership	2011	99.4

Combined Financial Statements for Unconsolidated Subsidiaries

Pursuant to Rule 4-08(g), the following summarized financial data for unconsolidated subsidiaries includes information for the following entities: Vintage Housing Holdings, LLC, WRT-Elad One South State Equity LP, WRT-Stamford LLC, 10 Metrotech Loan LLC, Mentor Retail LLC, 701 Seventh WRT Investors LLC, WRT-Fenway Wateridge LLC, Brooks Building LLC, High Point Plaza LLC, 1701 Woodfield LLC, Enterprise Center LLC, Atrium Mall LLC and WRT-ROIC Lakeside Eagle LLC.

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011

Income Statements
Rental Revenue	57,890	70,686	54,600
Interest, dividends and discount accretion	14,538	6,513	3,745
Expenses	43,672	68,286	59,190
Income from continuing operations	28,756	8,913	(845)

Trust’s share of net income	16,679	6,472	(35)

	As of December 31, 2013	As of December 31, 2012
Balance Sheets
Investment in real estate	913,894	542,124
Total assets	1,022,352	631,481

Total debt	734,856	401,040
Total liabilities	799,949	463,218
Non controlling interests	34,071	15,997
Trust share of equity	119,304	65,311

The Trust was granted a waiver of the requirements to provide S-X 3-09 financial statements for its equity method joint venture investee WRT – One South State Lender LP (“Lender LP”) by the U.S. Securities and Exchange Commission. Lender LP met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X for 2013 solely due to the transaction as discussed in Note 4.

Lender LP holds a single loan receivable with a face amount of $51,716,000 at December 31, 2013. The loan bears interest at a rate of 15% per annum, requires payments of interest only and matures December 2017. The loan was acquired at a discount to face and the discount is being accreted into income over the life of the loan.

The balance sheets of Lender LP are as follows (in thousands):

	December 31
	2013	2012
Assets
Loan Receivable	$42,173	$41,519
Other assets, net	5,028	7,784

Total Assets	$47,201	$49,303

Liabilities and Equity
Accounts payable and accrued expenses	$23	$427
Other liabilities	—	—

Total Liabilities	23	427

Equity	47,178	48,876

Total Liabilities and Equity	$47,201	$49,303

The statements of operations for Lender LP are as follows (in thousands):

	Year Ended December 31
	2013	2012	2011 (1)
Revenue
Interest Income	$8,506	$7,378	$—
Management Fee Income	—	—	—

	8,506	7,378	—

Expenses
General and Administrative	86	127	—
Other expenses	—	—	—

	86	127	—

Other Income and Expense
Other Income	—	—	—

Net Income	$8,420	$7,251	$—

Statement of Cash Flows (in thousands)

	Year Ended December 31
	2013	2012	2011 (1)
Net cash provided by (used in) operating activities	$879	$4,967	$—
Net cash provided by (used in) investment	$—	$(21,369)	$(20,150)
Net cash provided by (used in) financing activities	$(5,952)	$21,475	$20,150
Cash and cash equivalents, end of year	$—	$5,073	$—
Non cash investing and financing activity
Distribution to partners	$(4,166)	$—	$—

(1)	The year ended December 31, 2011 represents the period December 23, 2011 through December 31, 2011, the period of our ownership.

The Trust was granted a waiver of the requirements to provide S-X 3-09 financial statements for its equity method joint venture investee RE CDO Management LLC (“RE CDO”) by the U.S. Securities and Exchange Commission. RE CDO met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X for 2013 solely due to the transactions as discussed in Note 4.

RE CDO holds a 5.52% interest in (i) a first priority mortgage loan collateralized by land located in Las Vegas, Nevada (the “Land”), which loan bears interest at LIBOR plus 40% with a current pay rate of 7.5% and the balance accruing and compounding and which had an outstanding balance of $21,227,000 at December 31, 2013, and (ii) a second priority mortgage loan collateralized by the Land which bears interest at 10% per annum, all of which accrues, and which had an outstanding balance of $30,401,000 at December 31, 2013. The interest in the loan was acquired for $1,093,000 and RE CDO accounts for this investment on the cost recovery method.

RE CDO also holds the collateral management agreement for a collateralized debt obligation entity that holds loans and loan securities.

The balance sheets of RE CDO are as follows (in thousands):

	December 31
	2013	2012
Assets
Loan Receivable	$1,033	$1,070
Other assets, net	965	2,523

Total Assets	$1,998	$3,593

Liabilities and Equity
Accounts payable and accrued expenses	$16	$36
Other liabilities	—	—

Total Liabilities	16	36

Equity	1,982	3,557

Total Liabilities and Equity	$1,998	$3,593

The statements of operations for RE CDO are as follows (in thousands) :

	Year Ended December 31
	2013	2012	2011 (1)
Revenue
Management Fee Income	$226	$618	$324
Interest Income	—	—	—

	226	618	324

Expenses
General and Administrative	290	354	164
Other expenses	1,459	129	67

	1,749	483	231

Other Income and Expense
Gain on sale of assets	8,940	—	—

Net Income	$7,417	$135	$93

Statement of Cash Flows (in thousands)

	Year Ended December 31
	2013	2012	2011 (1)
Net cash provided by (used in) operating activities	$(7)	$292	$119
Net cash provided by (used in) investment	$8,940	$(1,093)	$(2,525)
Net cash provided by (used in) financing activities	$(8,993)	$830	$2,500
Cash and cash equivalents, end of year	$63	$123	$94

(1)	The year ended December 31, 2011 represents the period from June 28, 2011 through December 31, 2011, the period of our ownership.

The Trust was granted a waiver of the requirements to provide S-X 3-09 financial statements for its equity method joint venture investee SoCal by the U.S. Securities and Exchange Commission. SoCal met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X for 2012 solely due to the early payoff of its sole investment in a loan asset. The proceeds from the loan payoff have been distributed, and SoCal was dissolved in 2013.

The balance sheets of SoCal are as follows (in thousands):

December 31, 2012
ASSETS
Cash and cash equivalents	$11
Real estate debt investments	—
Receivables and other assets	2

Total Assets	$13

LIABILITIES AND MEMBERS’ CAPITAL
Other current liabilities	$—
Members’ Capital	13

Total Liabilities and Members’ Capital	$13

Carrying value of the Trust’s investments in the equity investments	$8

The statements of operations for SoCal are as follows (in thousands):

For the Year Ended
December 31, 2012
Interest, dividends and discount accretion	$25,122

Expenses
Interest	7,794
General and administrative	424
Other expenses	12

Total expenses	8,230

Net income	$16,892

Trust’s share of net income	$9,706

9.	Lease Intangibles

Lease intangibles consisted of the following at December 31, 2013 and 2012 (in thousands):

	December 31, 2013	December 31, 2012
Lease intangibles	$75,753	$65,224
Less: Accumulated amortization	(25,887)	(27,480)

Lease intangibles, net	$49,866	$37,744

Below market leases	$4,159	$7,808
Less: Accumulated amortization	(1,760)	(5,553)

Below market leases, net	$2,399	$2,255

Amortization related to deferred leasing costs over the next five years is a follows (in thousands):

	Estimated Net Amortization of In-Place Leases, Leasing Commissions and Tenant Relationships	Net Decrease (Increase) to Rental Income Related to Above and Below Market Leases
2014	$8,956	$34
2015	6,776	369
2016	6,625	402
2017	6,390	464
2018	4,550	452

10.	Debt

Mortgage Loans Payable

The Trust had outstanding mortgage loans payable of $444,933,000 and $280,576,000 at December 31, 2013 and 2012, respectively. The mortgage loan payments of principal and interest are generally due monthly, quarterly or semi-annually and are collateralized by applicable real estate of the Trust.

The Trust’s mortgage loans payable at December 31, 2013 and 2012 are summarized as follows (in thousands):

Location of Collateral	Maturity	Spread Over LIBOR/Prime (1)		Interest Rate at December 31, 2013	December 31, 2013	December 31, 2012

Memphis, TN	Aug 2014	Libor + 2.5	% (2)	3.00%	$13,125	$13,408
Lisle, IL (3)	Oct 2014	Libor + 2.5	% (4)	2.67%	5,752	5,752
Chicago, IL	Apr 2015	—		5.50%	8,579	8,700
Chicago, IL	Mar 2016	—		5.75%	19,856	20,200
Houston, TX	Apr 2016	—		6.01%	47,201	52,052
New York, NY	May 2016	Libor + 2.5	% (5)	3.50%	51,950	51,982
Philadelphia, PA	May 2016	Libor + 2.0	% (6)	2.50%	42,440	—
Greensboro, NC	Aug 2016	—		6.22%	14,735	15,139
Phoenix, AZ	Oct 2016	Libor + 2.0	% (7)	2.69%	24,390	—
San Pedro, CA	Oct 2016	Libor + 2.0	% (7)	2.69%	12,195	—
Stamford, CT	Oct 2016	Libor + 2.0	% (7)	2.69%	48,780	—
Houston, TX	Oct 2016	Libor + 2.0	% (7)	2.69%	64,635	—
Cerritos, CA	Jan 2017	—		5.07%	23,142	23,184
Lisle, IL	Mar 2017	—		5.55%	5,470	5,543
Orlando, FL	Jul 2017	—		6.40%	36,983	37,580
Plantation, FL	Apr 2018	—		6.48%	10,684	10,811
Oklahoma City, OK	Feb 2021	—		5.70%	9,967	—
Meriden, CT (8)	Oct 2022	—		3.95%	—	21,000
Churchill, PA	Aug 2024	—		3.50%	5,049	—
Amherst, NY (9)	N/A	—		N/A	—	15,225

					$444,933	$280,576

(1)	The one-month LIBOR rate at December 31, 2013 was 0.1677%. The one-month LIBOR rate at December 31, 2012 was 0.2087%.
(2)	The loan has a LIBOR floor of 0.5% and an interest rate cap which caps LIBOR at 0.5%.
(3)	The loan was previously collateralized by three properties. Two of the properties were released from the mortgage upon partial repayment in October 2012.
(4)	The loan has an interest rate cap which caps LIBOR at 1%.
(5)	The loan has a LIBOR floor of 1% and an interest rate cap which caps LIBOR at 1.75% through May 15, 2014.
(6)	The loan has an interest rate swap which effectively fixes LIBOR at 0.5%.
(7)	The loan has an interest rate swap which effectively fixes LIBOR at 0.69%.
(8)	The loan is classified as liabilities of assets held for sale at December 31, 2013.
(9)	The loan was fully satisfied on July 26, 2013.

Non-Recourse Secured Financings

The Trust’s non-recourse secured financings at December 31, 2013 and December 31, 2012 are summarized as follows (in thousands):

Collateral	Maturity	Spread Over LIBOR/Prime		Interest Rate at December 31, 2013	December 31, 2013	December 31, 2012

Hotel Wales Loan	Oct 2014	LIBOR plus 1.25	% (1)	4.25%	$14,000	$14,000

San Marbeya Loan	Jan 2015	—		4.85%	15,150	15,150

					$29,150	$29,150

(1)	The loan has a LIBOR floor of 3%.

Recourse Secured Financings

In November 2012, the Trust obtained a $25,000,000 loan which is secured by the Queensridge loan receivable. As of December 31, 2013 and 2012, the recourse secured financing has a carrying value of $0 and $23,770,000, respectively, bears interest at a rate of LIBOR plus 4.0% and matures on November 15, 2014.

Notes Payable

In conjunction with the loan modification on the property located in Cerritos, California the Trust assumed a $14,500,000 B Note that bears interest at 6.6996% per annum and requires monthly payments of approximately $12,000 with the balance of the interest accruing. The loan modification agreement provides for a participation feature whereby the B Note can be fully satisfied with proceeds from the sale of the property after the Trust receives its 9.0% priority return of capital, during a specified time period as defined in the loan modification document. As of December 31, 2013 and 2012, the carrying value of the participating B Note was $942,000 and $876,000, respectively, which approximates fair value. The inputs used in determining the estimated fair value of the Trust’s Notes Payable are categorized as Level 3 in the fair value hierarchy.

On October 15, 2012, 5400 Westheimer LP, an entity in which the Trust holds an indirect interest executed a note payable in the amount of $1,600,000. The note bears interest at 15% per annum and matures on October 15, 2022. In the consolidation of the Trust, $800,000 of the note payable and the corresponding interest expense is eliminated for accounting purposes. The balance of the note as of December 31, 2013 and 2012 was $800,000 which approximates fair value.

11.	Revolving Line of Credit

The Trust has a revolving line of credit in the principal amount of $50,000,000 which bears interest at LIBOR plus 3% and has a maturity date of March 3, 2014 with a one year option to extend the maturity date to March 3, 2015. The Trust has elected not to exercise its option to extend. The Trust must comply with financial covenants on an ongoing basis. The covenants are tested as of the end of each quarter based upon results for the most recently ended quarter. The Trust was in compliance with its financial covenants under its revolving line of credit as of December 31, 2013 and 2012.

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

The outstanding balance under the facility was $0 at December 31, 2013 and 2012. The Trust is required to pay a commitment fee on the unused portion of the line, which amounted to approximately $175,000 and $150,000 for years ended December 31, 2013 and 2012, respectively.

12.	Senior Notes Payable

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

The Senior Notes rank senior to all of the Trust’s future indebtedness that by its terms is expressly subordinate to the Senior Notes; except as discussed below, pari passu to all of the existing and future liabilities of the Trust’s subsidiaries, including the Operating Partnership. However, the Senior Notes will have priority with respect to a security interest in a promissory note issued by the Operating Partnership with a principal balance equal to the outstanding balance of the Senior Notes, which will be pari passu with all existing and future unsecured senior indebtedness of the Operating Partnership.

The indenture relating to the Senior Notes contains certain restrictions and requirements, including a consolidated leverage ratio of 60%, covenants to preserve corporate existence and comply with laws, and default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, and non-performance of covenants. At December 31, 2013 and 2012, the Trust was in compliance with all restrictions and requirements.

The following table summarizes future principal repayments of mortgage loans payable, senior notes payable, notes payable and secured financings (not including fair market value adjustments) as of December 31, 2013 (in thousands):

Year	Amount
2014	$40,898
2015	32,070
2016	312,240
2017	63,646
2018	10,416
Thereafter	99,845

$559,115

13.	Derivative Financial Instruments

The Trust has exposure to fluctuations in market interest rates. The Trust seeks to limit its risk to interest rate fluctuations through match financing on its assets as well as through hedging transactions. The Trust’s derivative financial instruments are classified as other assets on the balance sheet.

The Trust’s objective in using interest rate derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Trust primarily uses interest rate caps and interest rate swaps as part of its interest rate risk management strategy relating to certain of its variable rate debt instruments.

The effective portion of changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change, if any, in fair value of the derivatives is recognized directly in earnings. During the twelve months ended December 31, 2013, interest rate caps were used to hedge the variable cash flows associated with existing variable-rate debt. The Trust also assesses, both at its inception and on an ongoing basis, whether the hedging instrument is highly effective in achieving offsetting changes in the cash flows attributable to the hedged item. The Trust has recorded changes in fair value related to the effective portion of its interest rate hedges designated and qualifying as cash flow hedges totaling $(74,000) and $42,000 of comprehensive (loss) income for the years ended December 31, 2013 and December 31, 2012, respectively. The Trust did not record any hedge ineffectiveness during the years ended December 31, 2013 and 2012.

The table below presents information about the Trust’s interest rate caps and swaps that are included on the consolidated balance sheet that were designated as cash flow hedges of interest rate risk at December 31, 2013 (dollars in thousands):

Maturity	Strike Rate	Notional Amount of Hedge	Cost of Hedge	Estimated Fair Value of Hedge	Change in Hedge Valuations Included in Other Comprehensive Income for the Year Ended December 31, 2013

Aug 2014	0.5%	$13,408	$22	$(4)	$(4)
May 2016	0.5%	42,440	—	$(33)	(33)
Oct 2016	0.69%	150,000	—	$(86)	(86)
Nov 2017	4.00%	50,000	165	$186	21
Nov 2018	5.00%	50,000	220	$248	28

The table below presents information about the Trust’s interest rate caps and swaps that were not designated as cash flow hedges at December 31, 2013 (in thousands):

Maturity	Strike Rate	Notional Amount of Hedge	Cost of Hedge	Estimated Fair Value	Change in Cap Valuations Included in Interest Expense for the Year Ended December 31, 2013
Oct 2014	1.00%	$5,753	$174	$—	$1
May 2013	1.25%	—	196	—	—
May 2014	1.75%	51,982	434	—	—

14.	Non-controlling Interests

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

Houston, Texas Operating Property – During the first quarter of 2013, a wholly-owned subsidiary of the Trust acquired a quarter-unit limited partner interest, representing 1% of Westheimer, for a purchase price of $75,000. The Trust accounted for this purchase as an equity transaction recording the difference in the $127,000 carrying value of the acquired non-controlling interest and the purchase price as a $52,000 increase in paid-in capital. During the second quarter of 2013, the wholly-owned subsidiary acquired an additional 1% interest in Westheimer for a purchase price of $75,000. The Trust accounted for this purchase as an equity transaction recording the difference in the $126,000 carrying value of the acquired non-controlling interest and the purchase price as a $51,000 increase in paid-in capital.

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

As of December 31, 2013 the Trust owns 32% of Westheimer.

The changes in the Trust’s ownership interest in the subsidiaries impacted consolidated equity during the period shown as follows:

	For the Years Ended
		December 31,
	2013	2012	2011

Net income attributable to Winthrop Realty Trust	$28,778	$24,631	$10,933

Decrease in Winthop Realty Trust paid in capital adjustments from non-controlling interests	103	(4,533)	—

Changes from net income attributable to Winthrop Realty Trust and transfers from non-controlling interests	$28,881	$20,098	$10,933

15.	Common Shares

The following table sets forth information relating to sales of Common Shares during the years ended December 31, 2009, 2010, 2011, 2012 and 2013:

Date of Issuance / Repurchase	Number of Shares Issued / Repurchased	Price per Share		Type of Offering
January 15, 2009	61,292	$10.85		DRIP (1)
April 15, 2009	7,462	$8.27		DRIP
July 15, 2009	37,982	$8.72		DRIP
October 15, 2009	63,471	$8.96		DRIP
November 27, 2009	4,450,781	$9.05		Rights Offering (2)
January 15, 2010	47,385	$12.73		DRIP
April 15, 2010	44,181	$13.75		DRIP
July 15, 2010	50,439	$12.15		DRIP
September 27, 2010	5,750,000	$12.25	(3)	Public Offering
October 15, 2010	48,398	$12.53		DRIP
January 15, 2011	58,161	$11.70		DRIP
April 6, 2011	5,750,000	$11.25	(3)	Public Offering
April 15, 2011	59,207	$11.63		DRIP
July 15, 2011	61,224	$11.35		DRIP
October 17, 2011	82,256	$8.46		DRIP
January 17, 2012	12,468	$10.67		DRIP
April 16, 2012	12,778	$10.60		DRIP
July 16, 2012	10,767	$11.96		DRIP
October 15, 2012	11,704	$10.24		DRIP
December 1, 2012	(70,040)	$10.60		Share Repurchase
January 13, 2013	10,142	$11.30		DRIP
April 17, 2013	9,904	$12.09		DRIP
July 16, 2013	9,192	$12.96		DRIP
September 26, 2013	2,750,000	$11.45	(3)	Public Offering
October 16, 2013	10,069	$10.97		DRIP
November 11, 2013	920	$11.69		Option Exercised

(1)	The Trust’s Dividend Reinvestment and Stock Purchase Plan.
(2)	Rights offering pursuant to which each holder of Common Shares and Series B-1 Preferred Shares received one basic subscription right for every three and one-half Common Shares owned, or in the case of Series B-1 Preferred Shares, one basic subscription right for every three and one-half Common Shares issuable upon conversion of such Series B-1 Preferred Shares.
(3)	Before underwriting discount.

16.	Common Share Options

In May 2007 the Trust’s shareholders approved the Winthrop Realty Trust 2007 Long Term Incentive Plan (the “2007 Plan”) pursuant to which the Trust can issue options to acquire Common Shares and restricted share awards to its Trustees, directors and consultants. In May 2013 the Trust’s shareholders approved an amendment to the 2007 Plan increasing the number of shares issuable under the plan to 1,000,000. During 2013 the Trust 600,000 Restricted Shares pursuant to the plan amendment. There are 400,000 Common Shares reserved for issuance under the 2007 Plan as of December 31, 2013. No stock options have been issued.

In December 2003 the Board of Trustees granted 20,000 options under a Long Term Incentive Performance Plan to a Trustee who was Interim Chief Executive Officer and Interim Chief Financial Officer. The options had an exercise price of $11.15 and expired on December 16, 2013. The options were exercised on November 11, 2013 and 920 Common Shares were issued. There were no other options granted, cancelled or expired and in March 2005 the plan terminated.

17.	Discontinued Operations

The Trust’s properties in Deer Valley, Arizona; Meriden, Connecticut; Lisle, Illinois; Indianapolis, Indiana; Lafayette, Louisiana; Andover, Massachusetts; St. Louis, Missouri; Knoxville, Tennessee; Memphis, Tennessee; Denton, Texas; and Seabrook, Texas are classified as discontinued operations.

The Knoxville, Tennessee location was classified as discontinued operations as of September 30, 2010. In August 2011 the Trust sold its Knoxville, Tennessee property for net proceeds of $2,151,000 and recorded a $58,000 loss of the sale of the property.

In January 2011 the Trust classified the St. Louis, Missouri property into discontinued operations. In February 2011 the Trust entered into an agreement to sell this property, and in December 2011 the property was sold for net proceeds of $1,485,000. The Trust recorded a $450,000 gain on the sale of the property.

In September 2012, the Indianapolis, Indiana and Memphis, Tennessee properties were classified as discontinued operations and sold. The Indianapolis, Indiana property was sold for net proceeds of $1,071,000 after satisfaction of the debt. The Trust recorded a $945,000 gain on the sale of the property. The Memphis, Tennessee property was sold on September 28, 2012, and the Trust recorded a $698,000 impairment charge, offset by $592,000 of settlement income which is included in discontinued operations for the year ended December 31, 2012.

In March 2013 the Andover, Massachusetts property was classified as discontinued operations and sold. The property was sold for net proceeds of $11,538,000 and the Trust recorded a $2,775,000 gain on the sale of the property.

In June 2013 the Deer Valley, Arizona and Denton, Texas properties were classified as discontinued operations. The Deer Valley, Arizona property was sold in June 2013 for net proceeds of $19,585,000 and the Trust recorded a $6,745,000 gain on the sale of the property.

The Trust recorded an $824,000 impairment charge on the Denton, Texas property in 2012 as a result of a change to the anticipated holding period of this property. The Trust recorded an additional $154,000 impairment charge for this property in June 2013 as a result of the purchase contract. The property was sold in July 2013 and the Trust received net proceeds of $1,703,000.

In August 2013, the Seabrook, Texas property was classified as discontinued operations. The property was sold in August 2013 for net proceeds of $3,202,000 and the Trust recorded a $1,428,000 gain on the sale of the property.

In September 2013, the Trust’s 701 Arboretum property located in Lisle, Illinois was classified as discontinued operations. The Trust had previously recorded a $3,000,000 impairment charge on this property in 2011 as a result of continued declines in occupancy. The Trust recorded an additional $2,750,000 impairment charge in 2013 as a result of the purchase contract. The property was sold in December 2013 for net proceeds of $2,351,000 and the Trust recorded a $58,000 gain on the sale.

The Meriden, Connecticut property was classified as discontinued operations as of December 31, 2013. A purchase and sale contract was signed for a gross sales price of $27,500,000 and the Trust received a non-refundable deposit of $500,000. The sale of the property was consummated on February 26, 2014. After transfer of the debt, the Trust received net proceeds of $5,106,000 on the sale of the property.

Results for discontinued operations for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

	2013	2012	2011

Revenues	$4,552	$8,222	$9,058
Operating expenses	(2,655)	(3,945)	(4,150)
Depreciation and amortization	(1,463)	(2,947)	(2,850)
Interest expense	(868)	(1,463)	(2,020)
Impairment loss	(2,904)	(1,522)	(3,000)
Gain on sale of assets	11,005	945	392
Settlement income	—	592	—
Gain on extinguishment of debt	—	—	2,919

Income (loss) from discontinued operations	$7,667	$(118)	$349

18.	Federal and State Income Taxes

The Trust has made no provision for regular current or deferred federal income taxes and no deferred state income taxes have been provided for on the basis that the Trust operates in a manner intended to enable it to continue to qualify as a real estate investment trust under Sections 856-860 of the Code. In order to qualify as a REIT, the Trust is generally required each year to distribute to its shareholders at least 90% of its taxable income (excluding any net capital gain). The Trust intends to comply with the foregoing minimum dividend requirements. As of December 31, 2012, the Trust has net operating loss carryforwards of approximately $4,830,000 which will expire in 2023. The Trust does not expect to utilize any of the net operating loss carryforwards to offset 2013 taxable income. The Trust treats certain items of income and expense differently in determining net income reported for financial and tax purposes.

The Trust’s capital loss carryforwards of $31,697,000 are not available in certain states and localities where the Trust has an obligation to pay income taxes. The Trust’s capital loss carryforwards will expire from 2014 through 2015. In addition, certain states and localities disallow state income taxes as a deduction and exclude interest income from United States obligations when calculating taxable income. Federal and state tax calculations can differ due to differing recognition of net operating losses. Accordingly, the Trust has recorded $247,000, $234,000 and $379,000 in state and local taxes for the years ended December 31, 2013, 2012 and 2011, respectively.

Both of the Series B-1 Preferred Shares and Series C Preferred Shares were fully redeemed in 2011.

The 2011 cash dividends per Series B-1 Preferred Share for an individual shareholder’s income tax purposes were as follows:

	Ordinary Dividends	Capital Gains 15% Rate	Nontaxable Distribution	Total Dividends Paid

2011	$1.30	$—	$—	$1.30

The 2011 cash dividends per Series C Preferred Share for an individual shareholder’s income tax purposes were as follows:

	Ordinary Dividends	Capital Gains 15% Rate	Nontaxable Distribution	Total Dividends Paid

2011	$1.30	$—	$—	$1.30

The 2013 and 2012 cash dividends per Series D Preferred Share for an individual shareholder’s income tax purposes were as follows:

	Ordinary Dividends	Capital Gains 15% Rate	Nontaxable Distribution	Total Dividends Paid

2013	$2.31	$—	$—	$2.31
2012	2.31	—	—	2.31

The 2013, 2012 and 2011 cash dividends per Common Share for an individual shareholder’s income tax purposes were as follows:

	Ordinary Dividends	Capital Gains 15% Rate	Nontaxable Distribution	Total Dividends Paid

2013	$0.65	$—	$—	$0.65
2012	0.49	—	—	0.49
2011	0.69	—	—	0.69

The following table reconciles GAAP net income attributable to the Trust to taxable income (in thousands):

	For the Years Ended December 31,
	2013	2012	2011

Net income(loss) attributable to Winthrop Realty Trust	$28,778	$24,631	$10,933

Book/Tax differences from depreciation and amortization expense	9,563	5,297	4,588
Book/Tax differences of accretion of discount	(4,121)	(8,333)	(13,401)
Book/Tax differences of unrealized gains	(73)	(6,923)	(2,788)
Book/Tax differences on gains/losses from capital transactions	(14,848)	(1,876)	(5,842)
Book/Tax differences on Preferred Shares	—	—	1,428
Book/Tax differences for impairment losses	2,904	3,260	7,600
Book/Tax differences on investments in unconsolidated joint ventures	(17,880)	4,131	31,634
Other book/tax differences, net	4,194	(8,781)	(766)
Book/Tax differences on dividend income	—	(452)	(371)
Book/Tax differences of market discount	—	14,065	13,250

Taxable income	$8,517	$25,019	$46,265

19.	Commitments and Contingencies

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

In addition to the initial purchase price of certain loans and operating properties and initial investments in equity investments, the Trust has future funding commitments which total approximately $71,092,000 at December 31, 2013. The Trust also has ground lease commitments of $1,405,000, $1,463,000, $1,592,000, $1,656,000, $1,791,000 and $107,627,000 for the years ended December 31, 2014, 2015, 2016, 2017, 2018 and thereafter, respectively.

See Note 20 – related-party transactions for details on potential fees payable to our Advisor.

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

20.	Related-Party Transactions

FUR Advisors

The activities of the Trust are administered by FUR Advisors LLC (“FUR Advisors”) pursuant to the terms of the Advisory Agreement between the Trust and FUR Advisors. FUR Advisors is controlled by and partially owned by the executive officers of the Trust. Pursuant to the terms of the Advisory Agreement, FUR Advisors is responsible for providing asset management services to the Trust and coordinating with the Trust’s shareholder transfer agent and property managers. FUR Advisors is entitled to receive a base management fee. In addition, FUR Advisors or its affiliate is also entitled to receive property and construction management fees subject to the approval of the Independent Trustees of the Trust.

The following table sets forth the fees and reimbursements paid by the Trust for the years ended December 31, 2013, 2012 and 2011 to FUR Advisors and Winthrop Management (in thousands):

	For the Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Base Asset Management Fee (1)	$9,289	$8,953	$7,690
Property Management Fee	1,226	724	537
Construction Management Fee	397	128	1

	$10,912	$9,805	$8,228

(1)	The base asset management fee paid by the Trust for third party equity contributions amounted to $100,000, $139,000 and $49,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

At December 31, 2013, $2,423,000 payable to FUR Advisors and $408,000 payable to Winthrop Management were included in related party fees payable.

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

Incentive Fee / Supplemental Fee – In certain circumstances, FUR Advisors is entitled to receive an incentive fee and/or a supplemental fee.

The incentive fee is equal to 20% of any amounts available for distribution in excess of the threshold amount and is only payable at such time, if at all, (i) when holders of our Common Shares receive aggregate dividends above the threshold amount or (ii) upon termination of the Advisory Agreement if the net value of our assets exceeds the threshold amount based on then current market values and appraisals. That is, the incentive fee is not payable annually but only at such time, if at all, as shareholders have received dividends in excess of the threshold amount (set at $534,224,000 on December 31, 2012 plus the issuance price for any equity interests in the Trust issued from and after January 1, 2013 plus an annual return thereon equal to the greater of (x) 4% or (y) the 5 year U.S. Treasury Yield plus 2.5% (such return, the “Growth Factor”) less any dividends paid from and after January 1, 2013). The incentive fee will also be payable if the Advisory Agreement is terminated, other than for cause (as defined) by us or with cause by our Advisor, and if on the date of termination the net value of the Trust’s assets exceeds the threshold amount. At December 31, 2013 the threshold amount required to be distributed before any incentive fee would be payable to FUR Advisors was $563,966,000, which was equivalent to $15.75 per diluted Common Share.

With respect to the supplemental fee, it is only payable if there is (i) a termination of the Advisory Agreement for any reason other than for cause (as defined) by us or with cause by our Advisor, (ii) a disposition of all or substantially all of our assets, or (iii) an election by us to orderly liquidate our assets. The supplemental fee, if payable, is equal to the lesser of (i) the base management fee paid to our Advisor for the prior twelve month period or (ii) either (x) in the case of a termination of the Advisory Agreement, 20% of the positive difference, if any between (A) the appraised net asset value of our assets at the date of termination and (B) the threshold amount less $104,980,000, or (y) in the case of a disposition or liquidation, 20% of any dividends paid on account of our Common Shares at such time as the threshold amount is reduced to $104,980,000, which will be achieved at such time as aggregate distributions of approximately $12.82 per Common Share in excess of the Growth Factor have been paid. For example, if the Trust had been liquidated at January 1, 2014, the supplemental fee would only have been payable if total dividends of approximately $12.82 per Common Share had been paid, and then only until the total supplemental fee paid would have equaled $9,289,000 (the base management fee for calendar 2013), which amount would be achieved when total dividends paid per Common Share equaled approximately $14.12.

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

21.	Restricted Share Grants

On February 1, 2013 the Board approved the issuance of 600,000 shares of Restricted Common Shares (“Restricted Shares”) to the Trust’s Advisor, 500,000 of which were subject to the approval of the shareholders to the increase in the number of shares issuable under the 2007 Plan. The initial 100,000 Restricted Shares were issued on February 28, 2013. At the May 21, 2013 annual shareholders meeting the increase in shares issuable under the SOP from 100,000 to 1,000,000 was approved by the requisite number of shareholders and the remaining 500,000 shares were issued on May 28, 2013. The Restricted Shares are subject to forfeiture through December 31, 2017. Except in limited circumstances, if the holder of the Restricted Shares does not remain in continuous employment with FUR Advisors or its affiliate through December 31, 2017 (the “Forfeiture Period”), all of their rights to the Restricted Shares and the associated dividends held in escrow will be forfeited. Dividends will be paid on the issued Restricted Shares in conjunction with dividends on Common Shares not issued under the 2007 Plan. However, the recipients of the Restricted Shares will only receive dividends as if the shares vested quarterly over the Forfeiture Period, with the remaining dividends to be placed into escrow and paid to the holders at the expiration of the Forfeiture Period.

Until the awards are no longer subject to forfeiture, the Trust measures stock-based compensation expense at each reporting date for any changes in fair value and recognizes the expense prorated for the portion of the requisite service period completed. Accordingly, the Trust recognized $899,000 in non-cash compensation expense for the year ended December 31, 2013. As of December 31, 2013 7,500 Restricted Shares had been forfeited. As of December 31, 2013 there was $5,648,000 of unrecognized compensation cost associated with the 592,500 shares subject to forfeiture.

22.	Future Minimum Lease Payments

Future minimum lease payments scheduled to be received under non-cancellable operating leases are as follows (amounts in thousands):

Year	Amount
2014	$49,680
2015	46,993
2016	42,425
2017	39,740
2018	33,099
Thereafter	127,496

$339,433

Spectra Energy represented more than 10% of the base rental revenues of the Trust for the year ended December 31, 2013 contributing approximately 12.1%. This tenant represented approximately 16.7% of the total rentable square footage of the consolidated operating portfolio.

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

These revenues are reported in the operating properties business segment.

23.	Reportable Segments

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

The following table summarizes the Trust’s assets by reportable segment and capital expenditures incurred for the Trust’s operating properties for the years ended December 31, 2013 and 2012 (in thousands):

	December 31, 2013	December 31, 2012

Assets
Operating properties	$845,698	$562,822
Loan assets	147,702	239,534
REIT securities	—	19,694
Corporate
Cash and cash equivalents	112,512	97,682
Restricted cash	186	—
Accounts receivable and prepaids	543	336
Deferred financing costs	2,645	3,095
Discontinued operations	23,038	—

Total Assets	$1,132,324	$923,163

Capital Expenditures
Operating Properties	$3,892	$12,417

The Trust defines net operating income for each segment presented as all items of income and expense directly derived from or incurred by each business segment before depreciation, amortization and interest expense. Interest on cash reserves, general and administrative expenses and other non-segment specific income and expense items are reported under corporate income (expense). The following table presents a summary of revenues from operating properties, loan assets and REIT securities and expenses incurred by each segment for the years ended December 31, 2013, 2012, and 2011 (in thousands):

	2013	2012	2011
Operating Properties
Rents and reimbursements	$61,103	$44,213	$35,848
Operating expenses	(20,724)	(13,614)	(12,437)
Real estate taxes	(5,876)	(3,672)	(3,541)
Equity in earnings of preferred equity investment in Fenway - Wateridge	613	—	—
Equity in (loss) income of Marc Realty investments	(284)	33	(775)
Equity in (loss) income of Sealy Northwest Atlanta	(469)	(388)	4,308
Equity in loss of Sealy Airpark Nashville	—	—	(1,034)
Equity in loss of Sealy Newmarket	—	(2,811)	(2,936)
Equity in income of Vintage	9,174	4,603	113
Equity in income of WRT-Elad	1,315	903	—
Equity in income of Mentor	84	46	—
Equity in income of 701 Seventh Avenue	3,424	—	—
Equity in income of Fenway - Wateridge	183	—	—
Equity of loss in Atrium Mall	(90)	—	—
Equity in income of F-II Co-invest	—	232	—

Operating properties operating income	48,453	29,545	19,546
Depreciation and amortization expense	20,443	(15,119)	(10,692)
Interest expense	(14,204)	(12,348)	(11,057)
Impairment loss on investments in real estate	—	(1,738)	(4,600)
Impairment loss on Marc Realty equity investments	(7,687)	—	(15,764)
Impairment loss on Sealy equity investments	—	—	(5,294)
(Loss) gain on extinguishment of debt	—	(121)	6,439
Settlement (expense) income	(411)	—	5,868
Gain on consolidation of property	—	—	818

Operating properties net income (loss)	46,594	219	(14,736)

Loan Assets
Interest income	14,334	11,736	11,073
Discount accretion	4,121	8,333	13,401
Equity in earnings of preferred equity investment in Marc Realty	—	—	338
Equity in earnings of Lex-Win Concord	—	—	258
Equity in earnings of Concord Debt Holdings	3,072	422	3,216
Equity in earnings of CDH CDO	1,033	1,715	480
Equity in earnings (loss) of Concord Debt Holdings (1)	64	(456)	—
Equity in earnings (loss) of CDH CDO (1)	4,926	(997)	—
Equity in earnings of ROIC Riverside	—	706	936
Equity in (loss) earnings of ROIC Lakeside Eagle	(25)	(42)	664
Equity in earnings of 46th Street Gotham	—	—	621
Equity in earnings of Sofitel	—	—	2,177
Equity in earnings of RE CDO Management	3,709	67	46
Equity in (loss) earnings of Socal Office Loan Portfolio	(2)	9,706	272
Equity in earnings of WRT-Stamford	930	769	—
Equity in earnings of 10 Metrotech	3,284	335	—
Realized gain on sale of loan securities carried at fair value	—	614	—
Unrealized gain on loan securities carried at fair value	215	447	2,738

Loan assets operating income	35,661	33,355	36,220
General and administrative expense	(46)	(121)	(75)
Interest expense	(1,898)	(1,494)	(850)
Provision for loss on loans receivable	(348)	—	—

Loan assets net income	33,369	31,740	35,295

REIT Securities
Dividends	—	1,054	984
Gain on sale of securities carried at fair value	742	41	123
Unrealized gain on securities carried at fair value	(142)	6,916	2,788

REIT securities net income	600	8,011	3,895

Net Income from segments before corporate income (expense)	80,563	39,970	24,454
Reconciliations to GAAP Net Income:
Corporate Income (Expense)
Interest and other income	375	699	1,175
General and administrative	(4,317)	(3,408)	(3,452)
Related Party Fees	(9,289)	(8,953)	(7,690)
Transaction costs	(1,885)	(421)	(519)
Interest expense	(7,310)	(3,153)	(2,094)
Loss on redemption of Series B-1 Preferred Shares	—	—	(100)
Federal, state and local taxes	(430)	(232)	(376)

Income from continuing operations before non-controlling interest	16,821	24,502	11,398
Non-controlling interest	4,290	247	(814)

Income from continuing operations attributable to Winthrop Realty Trust	$21,111	$24,749	$10,584

24.	Variable Interest Entities

Consolidated Variable Interest Entities

Consolidated variable interest entities are those where the Trust is the primary beneficiary of a variable interest entity. The primary beneficiary is the party that has a controlling financial interest in the VIE, which is defined by the entity having both of the following characteristics: 1) the power to direct the activities that, when taken together, most significantly impact the VIE’s economic performance, and 2) the obligation to absorb losses or the right to receive the returns from the VIE that could potentially be significant to the VIE. The Trust’s office properties in Cerritos, California and Philadelphia, Pennsylvania are consolidated VIEs. The Trust has no future funding obligation to these entities, and the Trust’s maximum exposure to loss is limited to its invested capital.

Variable Interest Entities Not Consolidated

Equity Method and Preferred Equity Investments - The Trust has reviewed its various equity method and preferred equity investments and identified nine investments for which the Trust holds a variable interest in a VIE. Of these nine interests there are five investments for which the underlying entities do not have sufficient equity at risk to permit them to finance their activities without additional subordinated financial support. There are four additional entities for which the VIE assessment was primarily based on the fact that the voting rights of the entity holders are not proportional to their obligations to absorb expected losses and rights to receive residual returns of the legal entities. These unconsolidated joint ventures are those where the Trust is not the primary beneficiary of a VIE.

Loans Receivable and Loan Securities - The Trust has reviewed its loans receivable and loan securities and four of these assets have been identified as variable interests in a VIE. Of these four assets there are three investments for which the equity investment at risk at the borrowing entity level is not considered sufficient for the entity to finance its activities without additional subordinated financial support. There is one loan asset for which the VIE assessment was made primarily based on the fact that the equity holders or the underlying investment lack the right to receive returns due to the lender’s participation interest.

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

The following is an unaudited condensed summary of the results of operations by quarter for the years ended December 31, 2013 and 2012. The Trust believes all adjustments (consisting of normal recurring accruals) necessary to present fairly such interim combined results in conformity with accounting principles generally accepted in the United States of America have been included.

(In thousands, except per-share data)	Quarters Ended
	March 31	June 30	September 30	December 31
2013

Revenues	$19,036	$19,040	$18,255	$23,227

Net income (loss) attributable to Winthrop Realty Trust	$13,746	$8,374	$11,728	$(5,070)

Net income (loss) applicable to Common Shares	$10,943	$5,490	$8,835	$(7,946)

Per share
Net income (loss) applicable to Common Shares, basic	$0.33	$0.17	$0.27	$(0.22)

Net income (loss) applicable to Common Shares, diluted	$0.33	$0.17	$0.27	$(0.22)

2012

Revenues	$15,827	$16,753	$15,204	$17,552

Net income (loss) attributable to Winthrop Realty Trust	$8,253	$3,358	$15,108	$(2,088)

Net income (loss) applicable to Common Shares	$7,328	$571	$12,322	$(4,875)

Per share
Net income (loss) applicable to Common Shares, basic	$0.22	$0.02	$0.37	$(0.15)

Net income (loss) applicable to Common Shares, diluted	$0.22	$0.02	$0.37	$(0.15)

26.	Subsequent Events

All relevant events or transactions that occurred after the balance sheet date not otherwise disclosed and incorporated in the Notes to the Consolidated Financial Statements are described below.

Playa Vista Loan Modification - On January 10, 2014 the mezzanine loan agreement was amended to increase the principal balance by $4,000,000 and to increase the interest rate by 1.5% to a rate of 16.25% per annum. The Trust’s share of the increased loan amount was $2,000,000. To date, the Trust has funded $1,375,000.

Newbury Apartments Property Sale – On February 26, 2014 the Trust sold its interest in the Newbury Apartments property located in Meriden, Connecticut for gross sale proceeds of $27,500,000.

Freed Management Loan Origination - On March 5, 2014 the Trust originated a $15,500,000 mezzanine loan secured by a majority of the limited partnership interests in entities controlled by Freed Management that indirectly hold Edens Plaza and Norridge Commons, two retail shopping centers in Chicago, Illinois. The Trust also acquired the general partnership interest in each of the above entities for an aggregate price of $500,000. The loan bears interest at LIBOR plus 12% per annum (increasing by 100 basis points in each extended term), requires payments of current interest at a rate of 10% per annum (increasing by 50 basis points each year) and has a three-year term, subject to two, one-year extensions. Upon satisfaction of the loan, the Trust will be entitled to a participation interest equal to the greater of (i) a 14.5% IRR (increasing to 15.5% IRR after the initial term) and (ii) 30% (increasing by 40% after the initial term and 50% after the first extended term) of the value of the properties in excess of $115,000,000. As additional collateral for the loan, the Trust acquired a pledge of the interests held by Freed Management and its affiliates in the Sullivan Center and Mentor Retail ventures.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2013. Based on such evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Trust’s disclosure controls and procedures are effective.

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

As of December 31, 2013 the Trust’s management conducted an assessment of the effectiveness of the Trust’s internal control over financial reporting. The Trust’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (1992) in “Internal Control - Integrated Framework.” Based on that assessment and those criteria, we concluded that our internal control over financial reporting is effective as of December 31, 2013.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in this Form 10-K.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting during our last fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about Trustees of the Trust may be found under the caption “Election of Trustees” presented in our Proxy Statement for the Annual Meeting of Shareholders, expected to be held in May 2014, which we refer to as the Proxy Statement. That information is incorporated herein by reference.

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

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statement Schedules.

(1) Financial Statements:

Report of Independent Registered Public Accounting Firm on page 64 of Item 8.

Management’s Report on Internal Controls over Financial Reporting on page 118 of Item 9A.

Consolidated Balance Sheets - December 31, 2013 and 2012 on page 66 of Item 8.

Consolidated Statements of Operations and Comprehensive Income - For the Years Ended December 31, 2013, 2012 and 2011 on page 67 of Item 8.

Consolidated Statements of Shareholders’ Equity - For the Years Ended December 31, 2013, 2012 and 2011 on page 68 of Item 8.

Consolidated Statements of Cash Flows - For the Years Ended December 31, 2013, 2012 and 2011 on pages 70 and 71 of Item 8.

Notes to Consolidated Financial Statements on pages 72 through 117 of Item 8.

(2) Financial Statement Schedules:

Schedule III - Real Estate and Accumulated Depreciation.

Schedule IV – Mortgage Loans on Real Estate

All Schedules, other than III and IV, are omitted, as the information is not required or is otherwise furnished.

The Trust’s unconsolidated joint ventures, 701 Seventh WRT Investors LLC and Vintage Housing Holdings LLC, meet the definition of a significant subsidiary under S-X 210.1-02(w) and financial statements for these entities will be filed as an amendment to this Form 10-K.

(b) Exhibits.

The exhibits listed on the Exhibit Index on page 125 are filed as a part of this Report or incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTHROP REALTY TRUST

Dated: March 17, 2014	By:	/s/ Michael L. Ashner
Michael L. Ashner
Chief Executive Officer

Dated: March 17, 2014	By:	/s/ John A. Garilli
John A. Garilli
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael L. Ashner	Trustee	March 17, 2014

/s/ Carolyn Tiffany	Trustee	March 17, 2014

Arthur Blasberg, Jr.
Howard Goldberg
Thomas McWilliams
Lee Seidler
Steven Zalkind	Trustee	March 17, 2014

By:	/s/ Carolyn Tiffany
Carolyn Tiffany, as attorney-in fact

WINTHROP REALTY TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

At December 31, 2013

(amounts in thousands)

				Initial Cost to Registrant		Cost capitalized/(impaired) subsequent to acquisition		As of December 31, 2013
Description	Location	Location	Mortgage Encumbrances	Land	Building and Improvements	Land/Building and Improvements	Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Life

Office	Orlando	FL	$36,983	$—	$17,248	$42	$—	$17,290	$17,290	$3,944	11/2004	(1)
Office	Plantation	FL	10,684	—	8,915	4,020	4,000	8,935	12,935	2,038	11/2004	(1)
Office	Chicago	IL	19,856	—	23,635	2,875	—	26,510	26,510	5,792	10/2005	(1)
Office	Amherst	NY	—	1,591	18,027	1,377	2,573	18,422	20,995	3,887	5/2005	(1)
Office	South Burlington	VT	—	—	3,099	309	—	3,408	3,408	671	12/2005	(1)
Office	Chicago	IL	8,579	1,149	9,989	5,631	1,149	15,620	16,769	2,517	10/2007	(1)
Office	Houston	TX	47,201	7,075	62,468	—	7,075	62,468	69,543	14,185	1/2005	(1)
Office	Lisle	IL	5,752	3,774	16,371	2,461	3,774	18,832	22,606	3,779	2/2006	(1)
Office	Lisle	IL	5,470	780	2,803	689	780	3,492	4,272	635	2/2006	(1)
Office	Englew ood	CO	—	2,580	5,403	3,347	2,580	8,750	11,330	1,341	11/2010	(1)
Office	Englew ood	CO	—	1,829	5,612	717	1,829	6,329	8,158	875	12/2010	(1)
Office	New York	NY	51,950	—	52,778	7,469	—	60,247	60,247	3,740	11/2011	(1)
Office	Cerritos	CA	23,142	4,114	16,190	3,419	4,114	18,681	22,795	911	10/2012	(1)
Office	Philadelphia	PA	42,440	18,627	23,340	2,212	18,627	25,552	44,179	788	2/2013	(1)

			252,057	41,519	265,878	34,568	46,501	294,536	341,037	45,103

Retail	Atlanta	GA	—	—	4,633	(2,675)	—	1,958	1,958	142	11/2004	(1)
Retail	Louisville	KY	—	—	2,722	377	373	2,726	3,099	622	11/2004	(1)
Retail	Greensboro	NC	—	—	3,797	4	—	3,801	3,801	867	11/2004	(1)

			—	—	11,152	(2,294)	373	8,485	8,858	1,631

Other	Jacksonville	FL	—	2,166	8,684	2,241	2,166	10,925	13,091	2,541	11/2004	(1)
Other	Churchill	PA	5,049	—	23,834	(14,129)	—	9,705	9,705	4,176	11/2004	(1)
Other	Memphis	TN	13,125	3,080	17,485	883	3,080	18,368	21,448	1,150	4/2012	(1)
Other	Greensboro	NC	14,735	1,961	16,482	132	1,961	16,614	18,575	766	11/2012	(1)
Other	Oklahoma City	OK	9,967	1,328	13,351	—	1,328	13,351	14,679	70	10/2013	(1)
Other	Phoenix	AZ	24,390	1,053	38,488	—	1,053	38,488	39,541	181	10/2013	(1)
Other	San Pedro	CA	12,195	3,879	15,952	—	3,879	15,952	19,831	98	10/2013	(1)
Other	Stamford	CT	48,780	5,707	73,460	—	5,707	73,460	79,167	315	10/2013	(1)
Other	Houston	TX	64,635	16,167	88,769	—	16,167	88,769	104,936	417	10/2013	(1)

			192,876	35,341	296,505	(10,873)	35,341	285,632	320,973	9,714

Total			$444,933	$76,860	$573,535	$21,401	$82,215	$588,653	$670,868	$56,448

(1)    Buildings are depreciated over 30-40 years. Building improvements are depreciated over 5-20 years. Tenant improvements are depreciated over the shorter of the useful life or the term of the related lease.

The aggregate cost in the properties for federal income tax purposes was approximately						$576,496

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

(amounts in thousands)

The following is a reconciliation of real estate assets and accumulated depreciation:

	Year Ended December 31,
	2013	2012	2011

Real Estate
Balance at beginning of period	$421,989	$363,832	$308,499
Additions during the period:
Other acquisitions	258,153	59,312	—
Improvements, etc.	6,165	12,417	11,962
Other additions	41,967	—	52,778
Deductions during this period:
Cost of real estate sold	(27,974)	(629)	—
Other deductions	—	(26)	—
Asset impairments	(2,799)	(2,562)	(7,600)
Disposal of fully amortized assets	(1,082)	(297)	(168)
Transfer of discontinued operations	(25,551)	(10,058)	(1,639)

Balance at end of period	$670,868	$421,989	$363,832

Accumulated Depreciation
Balance at beginning of period	$51,553	$44,556	$36,232
Additions charged to operating expenses	13,671	11,207	8,644
Disposal of properties	(4,946)	—	—
Transfer (to) from discontinued operations, net (1)	(2,748)	(3,913)	(152)
Disposal of fully amortized assets	(1,082)	(297)	(168)

Balance at end of period	$56,448	$51,553	$44,556

(1)	In 2013, the Deer Valley, Arizona; Meriden, Connecticut; Lisle, Illinois; Andover, Massachusetts; Denton, Texas and Seabrook, Texas properties were placed in discontinued operations. In 2012, the Indianapolis, Indiana and Memphis, Tennessee properties were placed into discontinued operations. In 2011, the St. Louis, Missouri property was placed into discontinued operations.

Schedule IV

Mortgage Loans on Real Estate

December 31, 2013

(Amounts in thousands)

Type of Loan	Location	Interest Rate	Contractual Maturity Date	Periodic Payment Terms	Senior Liens	Face Value	Outstanding Principal	Carrying Amount (1)
Whole Loan	New York, NY	LIBOR + 4.0%	10/05/14	Interest Only	$—	$20,000	$20,000	$20,101
Whole Loan	Tempe, AZ	5.88%	01/01/15	Amortizing	—	29,035	28,403	28,547
Whole Loan (6)	Philadelphia, PA	7.7%	02/01/16	Interest Only	42,440	36,171	24,821	—
Whole Loan (2)	Various	Various	Various	Interest Only	—	6,088	6,088	6,136
B-Note	New York, NY	7.19%	07/11/16	Amortizing	243,370	10,871	10,205	10,250
B-Note Other (3)	Various	Various	Various	Amortizing	218,366	15,478	12,927	12,997
Mezzanine Other (4) (5)	Various	Various	Various	Interest Only	38,883	4,988	3,326	2,992
Mezzanine	Playa Vista, CA	LIBOR 4.25%	01/23/15	Interest Only	80,300	10,250	10,250	10,327
Corporate Loan	n/a	15.00%	10/31/14	Interest Only	—	9,750	9,750	9,750

						$142,631	$125,770	$101,100

(1)	Carrying amount of loans receivable includes accrued interest of $501 at December 31, 2013.
(2)	Line item includes whole loans each of which represent less than 3% of the total Loan Assets.
(3)	Line item includes three B-Notes each of which represent less than 3% of the total Loan Assets.
(4)	Line item includes four mezzanine loans each of which represent less than 3% of the total Loan Assets.
(5)	Line item includes one loan with a face value of $1,486 which is on non-accrual status. The total principal amount of loans subject to delinquent payments is $348.
(6)	This loan is eliminated in consolidation.

Reconciliation of Mortgage Loans on Real Estate:

The following table reconciles Mortgage Loans for the years ended December 31, 2013, 2012 and 2011.

	2013	2012	2011
Balance at January 1	$211,250	$114,333	$110,395
Purchase and advances	22,314	175,550	67,619
Interest (received) accrued, net	(514)	516	(37)
Repayments / Sale Proceeds	(75,407)	(68,824)	(70,289)
Loan accretion	4,121	8,333	13,401
Discount accretion received in cash	(37)	(15,720)	(13,290)
Reclass from loan securities	—	—	662
Reclass from equity investments	—	—	12,544
Reclass to equity investments	—	(2,938)	(4,650)
Elimination of 1515 Market Street in consolidation	(60,279)	—	—
Reclass to preferred investments	—	—	(2,022)
Provision for loss on loans receivable	(348)	—	—

Balance at December 31	$101,100	$211,250	$114,333

Exhibit	Description	Page Number

3.1	Second Amended and Restated Declaration of Trust as of May 21, 2009 - Incorporated by reference to Exhibit 3.1 to the Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2009.	-

3.2	By-laws of Winthrop Realty Trust as amended and restated on November 3, 2009 - Incorporated by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed November 6, 2009.	-

3.3	Amendment to By-laws - Incorporated by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed March 6, 2010.	-

4.1	Form of certificate for Common Shares of Beneficial Interest. Incorporated by reference to Exhibit 4.1 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008.	-

4.2	Agreement of Limited Partnership of WRT Realty L.P., dated as of January 1, 2005 - Incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed January 4, 2005.	-

4.3	Amendment No. 1 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of December 1, 2005 incorporated by reference to Exhibit 4.4 to the Trust’s Form 10-K filed March 15, 2012.	-

4.4	Amendment No. 2 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of November 28, 2011 – Incorporated by reference to the Trust’s Current Report on Form 8-K filed November 28, 2011.	-

4.5	Amendment No. 3 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of March 23, 2012 – Incorporated by reference to the Trust’s Current Report on Form 8-K filed March 23, 2012.	-

4.6	Amended and Restated Certificate of Designations of 9.25% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest - Incorporated by reference to the Trust’s Current Report on Form 8-K filed March 23, 2012.	-

4.7	Form of Specimen Certificate for the 9.25% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest - Incorporated by reference to Exhibit 4.2 to Trust’s Form 8-A filed with the Securities and Exchange Commission on November 23, 2011.	-

4.8	Indenture, dated August 6, 2012 between the Trust and The Bank of New York Mellon, as trustee – Incorporated by reference to the Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed August 9, 2012.	-

4.9	First Supplemental Indenture, dated August 15, 2012, between the Trust and the Bank of New York Mellon, as trustee and collateral agent – Incorporated by reference to Exhibit 4.1 of the Trust’s Current Report on Form 8-K filed August 15, 2012.	-

10.1	Stock Purchase Agreement between the Trust and FUR Investors, LLC, dated as of November 26, 2003, including Annex A thereto, being the list of Conditions to the Offer - Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed December 1, 2003.	-

10.2	Third Amended and Restated Advisory Agreement dated February 1, 2013, between the Trust, WRT Realty L.P. and FUR Advisors LLC - Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed February 4, 2013.	-

10.3	Exclusivity Services Agreement between the Trust and Michael L. Ashner - Incorporated by reference to Exhibit 10.4 to the Trust’s Current Report on Form 8-K filed December 1, 2003.	-

10.4	Amendment No. 1 to Exclusivity Agreement, dated November 7, 2005 - Incorporated by reference to Exhibit 10.7 to the Trust’s Current Report on Form 8-K filed November 10, 2005.	-

10.5	Amendment No. 2 to Exclusivity Agreement, dated February 1, 2013 - Incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed February 4, 2013.	-

10.6	Covenant Agreement between the Trust and FUR Investors, LLC - Incorporated by reference to Exhibit 10.5 to the Trust’s Current Report on Form 8-K filed December 1, 2003.	-

10.7	Amendment No. 1 to Covenant Agreement, dated February 4, 2013 - Incorporated by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K filed February 4, 2013.	-

10.8	Winthrop Realty Trust 2007 Long Term Stock Incentive Plan - Incorporated by reference to the Trust’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 30, 2007.	-

10.9	Amended and Restated Loan Agreement, dated as of March 3, 2011, between WRT Realty L.P. and KeyBank, National Association. Incorporated by reference to Exhibit 10.19 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2011.	-

10.10	Guaranty from Winthrop Realty Trust and certain of its Subsidiaries in favor of KeyBank, National Association. Incorporated by reference to Exhibit 10.20 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2011.	-

10.11	Restricted Share Award Agreement, dated February 1, 2013, between Winthrop Realty Trust and Michael L. Ashner - Incorporated by reference to Exhibit 10.4 to the Trust’s Current Report on Form 8-K filed February 4, 2013.	-

10.12	Restricted Share Award Agreement, dated February 1, 2013, between Winthrop Realty Trust and Carolyn Tiffany - Incorporated by reference to Exhibit 10.4 to the Trust’s Current Report on Form 8-K filed February 4, 2013.	-

21	List of Subsidiaries	*

23.1	Consent of Independent Registered Accounting Firm – PricewaterhouseCoopers LLP	*

23.2	Consent of Independent Registered Accounting Firm – KPMG LLP (Concord Debt Holdings LLC financials)	*

23.3	Consent of Independent Registered Accounting Firm - KPMG LLP (CDH CDO LLC financials)	*

23.4	Consent of Independent Registered Accounting Firm – Frazier & Deeter, LLC (Sealy Northwest Atlanta Partners LP financials)	*

23.5	Consent of Independent Registered Accounting Firm – Frazier & Deeter, LLC (Sealy Newmarket General Partnership financials)	*

24	Power of Attorney	*

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

99.1	Consolidated Financial Statements of Concord Debt Holdings LLC	*

99.2	Consolidated Financial Statements of CDH CDO LLC	*

99.3	Consolidated Financial Statements of Sealy Northwest Atlanta Partners LP	*

99.4	Consolidated Financial Statements of Sealy Newmarket General Partnership	*

101.INS	XBRL Report Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Calculation Linkbase Document	*

101.LAB	XBRL Taxonomy Label Linkbase Document	*

101.PRE	XBRL Presentation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

*	filed herewith