Form 10-K/A
period 2013-12-31
Winthrop Realty Trust
filed 2014-03-31
CIK 37008

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

EXPLANATORY PARAGRAPH

This Form 10-K Amendment No.1 is being filed solely for the purpose of attaching as Exhibits 99.5 and 99.6 the audited financial statements of Vintage Housing Holdings LLC and 701 Seventh WRT Investor LLC and Subsidiaries as required by Rule 3-09 of Regulation S-X and to amend the Exhibit Index accordingly. This Form 10-K Amendment No. 1 has not been updated for events or information subsequent to the date of filing of the original Form 10-K for the year ended December 31, 2013 (the “Original 10-K”). Accordingly, this Form 10-K Amendment No. 1 should be read in conjunction with the Original 10-K and the registrant’s other filings with the Securities and Exchange Commission. Except as described above, no other changes have been made in this Amendment to modify or update the other disclosures presented in the Original 10-K.

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statement Schedules.

(1) Financial Statements:

The following documents were filed as a part of the Original Filing:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets - December 31, 2013 and 2012.

Consolidated Statements of Operations and Comprehensive Income - For the Years Ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Shareholders’ Equity - For the Years Ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Cash Flows - For the Years Ended December 31, 2013, 2012 and 2011.

Notes to Consolidated Financial Statements.

(2) Financial Statement Schedules:

The following financial statement schedules were filed as part of the Original Filing and should be read in conjunction with the Consolidated Financial Statements of the Registrant:

Schedule III - Real Estate and Accumulated Depreciation.

Schedule IV - Mortgage Loans on Real Estate.

All Schedules, other than III and IV, are omitted, as the information is not required or is otherwise furnished.

The Trust’s unconsolidated joint ventures, 701 Seventh WRT Investors LLC and Vintage Housing Holdings LLC, meet the definition of a significant subsidiary under S-X 210.1-02 (w) and financial statements for these entities are filed as part of this Form 10-K Amendment No. 1.

(b) Exhibits.

The exhibits listed on the Exhibit Index are filed as a part of this Report or incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Winthrop Realty Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTHROP REALTY TRUST

Dated: March 31, 2014	By:	/s/ Michael L. Ashner
Michael L. Ashner
Chief Executive Officer

Dated: March 31, 2014	By:	/s/ John A. Garilli
John A. Garilli
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit	Description	Page Number

3.1	Second Amended and Restated Declaration of Trust as of May 21, 2009 - Incorporated by reference to Exhibit 3.1 to the Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2009.	—

3.2	By-laws of Winthrop Realty Trust as amended and restated on November 3, 2009 - Incorporated by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed November 6, 2009.	—

3.3	Amendment to By-laws - Incorporated by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed March 6, 2010.	—

4.1	Form of certificate for Common Shares of Beneficial Interest. Incorporated by reference to Exhibit 4.1 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008.	—

4.2	Agreement of Limited Partnership of WRT Realty L.P., dated as of January 1, 2005 - Incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed January 4, 2005.	—

4.3	Amendment No. 1 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of December 1, 2005 incorporated by reference to Exhibit 4.4 to the Trust’s Form 10-K filed March 15, 2012.	—

4.4	Amendment No. 2 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of November 28, 2011 - Incorporated by reference to the Trust’s Current Report on Form 8-K filed November 28, 2011.	—

4.5	Amendment No. 3 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of March 23, 2012 - Incorporated by reference to the Trust’s Current Report on Form 8-K filed March 23, 2012.	—

4.6	Amended and Restated Certificate of Designations of 9.25% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest - Incorporated by reference to the Trust’s Current Report on Form 8-K filed March 23, 2012.	—

4.7	Form of Specimen Certificate for the 9.25% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest - Incorporated by reference to Exhibit 4.2 to Trust’s Form 8-A filed with the Securities and Exchange Commission on November 23, 2011.	—

4.8	Indenture, dated August 6, 2012 between the Trust and The Bank of New York Mellon, as trustee - Incorporated by reference to the Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed August 9, 2012.	—

4.9	First Supplemental Indenture, dated August 15, 2012, between the Trust and the Bank of New York Mellon, as trustee and collateral agent - Incorporated by reference to Exhibit 4.1 of the Trust’s Current Report on Form 8-K filed August 15, 2012.	—

10.1	Stock Purchase Agreement between the Trust and FUR Investors, LLC, dated as of November 26, 2003, including Annex A thereto, being the list of Conditions to the Offer - Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed December 1, 2003.	—

10.2	Third Amended and Restated Advisory Agreement dated February 1, 2013, between the Trust, WRT Realty L.P. and FUR Advisors LLC - Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed February 4, 2013.	—

10.3	Exclusivity Services Agreement between the Trust and Michael L. Ashner - Incorporated by reference to Exhibit 10.4 to the Trust’s Current Report on Form 8-K filed December 1, 2003.	—

10.4	Amendment No. 1 to Exclusivity Agreement, dated November 7, 2005 - Incorporated by reference to Exhibit 10.7 to the Trust’s Current Report on Form 8-K filed November 10, 2005.	—

10.5	Amendment No. 2 to Exclusivity Agreement, dated February 1, 2013 - Incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed February 4, 2013.	—

10.6	Covenant Agreement between the Trust and FUR Investors, LLC - Incorporated by reference to Exhibit 10.5 to the Trust’s Current Report on Form 8-K filed December 1, 2003.	—

10.7	Amendment No. 1 to Covenant Agreement, dated February 4, 2013 - Incorporated by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K filed February 4, 2013.	—

10.8	Winthrop Realty Trust 2007 Long Term Stock Incentive Plan - Incorporated by reference to the Trust’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 30, 2007.	—

10.9	Amended and Restated Loan Agreement, dated as of March 3, 2011, between WRT Realty L.P. and KeyBank, National Association. Incorporated by reference to Exhibit 10.19 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2011.	—

10.10	Guaranty from Winthrop Realty Trust and certain of its Subsidiaries in favor of KeyBank, National Association. Incorporated by reference to Exhibit 10.20 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2011.	—

10.11	Restricted Share Award Agreement, dated February 1, 2013, between Winthrop Realty Trust and Michael L. Ashner - Incorporated by reference to Exhibit 10.4 to the Trust’s Current Report on Form 8-K filed February 4, 2013.	—

10.12	Restricted Share Award Agreement, dated February 1, 2013, between Winthrop Realty Trust and Carolyn Tiffany - Incorporated by reference to Exhibit 10.4 to the Trust’s Current Report on Form 8-K filed February 4, 2013.	—

21	List of Subsidiaries	#

23.1	Consent of Independent Registered Accounting Firm - PricewaterhouseCoopers LLP	#

23.2	Consent of Independent Registered Accounting Firm - KPMG LLP (Concord Debt Holdings LLC financials)	#

23.3	Consent of Independent Registered Accounting Firm - KPMG LLP (CDH CDO LLC financials)	#

23.4	Consent of Independent Registered Accounting Firm - Frazier & Deeter, LLC (Sealy Northwest Atlanta Partners LP financials)	#

23.5	Consent of Independent Registered Accounting Firm - Frazier & Deeter, LLC (Sealy Newmarket General Partnership financials)	#

23.6	Consent of Independent Registered Accounting Firm - Pricewaterhouse Coopers LLP (Vintage Housing Holdings LLC financials)	*

23.7	Consent of Independent Registered Accounting Firm - WeiserMazars LLP (701 Seventh WRT Investor LLC and Subsidiaries financials)	*

24	Power of Attorney	#

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

99.1	Consolidated Financial Statements of Concord Debt Holdings LLC	#

99.2	Consolidated Financial Statements of CDH CDO LLC	#

99.3	Consolidated Financial Statements of Sealy Northwest Atlanta Partners LP	#

99.4	Consolidated Financial Statements of Sealy Newmarket General Partnership	#

99.5	Consolidated Financial Statements of Vintage Housing Holdings, LLC	*

99.6	Consolidated Financial Statements of 701 Seventh WRT Investors, LLC and Subsidiaries	*

101.INS	XBRL Report Instance Document	#

101.SCH	XBRL Taxonomy Extension Schema Document	#

101.CAL	XBRL Taxonomy Calculation Linkbase Document	#

101.LAB	XBRL Taxonomy Label Linkbase Document	#

101.PRE	XBRL Presentation Linkbase Document	#

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	#

*	filed herewith
#	previously filed with the registrant’s Annual Report on Form 10-K filed with the SEC on March 17, 2014; File No. 001-06249