Form 10-Q
period 2014-03-31
Winthrop Realty Trust
filed 2014-05-09
CIK 37008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2014

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

As of May 1, 2014 there were 36,417,584 Common Shares of Beneficial Interest outstanding.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2014

Part 1. Financial Information

Item 1. Financial Statements

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2014

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	March 31, 2014	December 31, 2013
ASSETS
Investments in real estate, at cost
Land	$90,481	$82,215
Buildings and improvements	591,824	588,653

	682,305	670,868
Less: accumulated depreciation	(56,035)	(56,448)

Investments in real estate, net (variable interest entities $65,523 and $65,275, respectively)	626,270	614,420
Cash and cash equivalents (variable interest entities $1,530 and $1,163, respectively)	102,512	112,512
Restricted cash held in escrows (variable interest entities $6,116 and $7,340, respectively)	16,329	13,372
Loans receivable, net	48,667	101,100
Secured financing receivable	30,700	30,728
Accounts receivable, net of allowances of $63 and $414, respectively	2,506	2,229
Accrued rental income, net of allowances of $354 and $0, respectively	12,572	19,760
Loan securities carried at fair value	226	226
Preferred equity investments	6,492	6,485
Equity investments	190,737	149,085
Lease intangibles, net (variable interest entities $19,466 and $20,043, respectively)	53,822	49,866
Deferred financing costs, net	6,036	6,189
Other assets	4,090	3,314
Assets held for sale	25,156	23,038

TOTAL ASSETS	$1,126,115	$1,132,324

LIABILITIES
Mortgage loans payable (variable interest entities $91,170 and $90,404, respectively)	$476,424	$444,933
Senior notes payable	86,250	86,250
Secured financings	—	29,150
Notes payable (variable interest entities $1,024 and $942, respectively)	1,693	1,742
Accounts payable, accrued liabilities and other liabilities	24,493	26,266
Related party fees payable	2,605	2,831
Dividends payable	8,964	6,099
Deferred income	825	1,353
Below market lease intangibles, net (variable interest entities $488 and $527, respectively)	10,405	2,399
Liabilities of assets held for sale	1,182	21,638

TOTAL LIABILITIES	612,841	622,661

COMMITMENTS AND CONTINGENCIES
EQUITY
Winthrop Realty Trust Shareholders’ Equity:

Series D Cumulative Redeemable Preferred Shares, $25 per share liquidation preference, 5,060,000 shares authorized and 4,820,000 shares issued and outstanding at March 31, 2014 and December 31, 2013	120,500	120,500
Common Shares of Beneficial Interest, $1 par, unlimited shares authorized; 36,409,710 and 36,401,438 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	35,817	35,809
Additional paid-in capital	647,618	647,121
Accumulated distributions in excess of net income	(330,494)	(322,432)
Accumulated other comprehensive loss	(269)	(124)

Total Winthrop Realty Trust Shareholders’ Equity	473,172	480,874
Non-controlling interests	40,102	28,789

Total Equity	513,274	509,663

TOTAL LIABILITIES AND EQUITY	$1,126,115	$1,132,324

See Notes to Consolidated Financial Statements.

Part 1. Financial Information

Item  1. Financial Statements

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2014

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2014	2013
Revenue
Rents and reimbursements	$19,507	$12,054
Interest, dividends and discount accretion	5,497	5,320

	25,004	17,374

Expenses
Property operating	7,434	3,685
Real estate taxes	2,194	737
Depreciation and amortization	7,399	4,154
Interest	5,693	5,691
Impairment loss on investments in real estate	9,200	—
General and administrative	1,642	844
Related party fees	2,375	2,266
Transaction costs	250	6
State and local taxes	12	14

	36,199	17,397

Other income (loss)
Equity in income of equity investments	6,194	7,869
Earnings from preferred equity investments	7	202
Realized gain (loss) on sale of securities carried at fair value	2	(102)
Unrealized gain on securities carried at fair value	—	1,718
Interest and other income	85	69

	6,288	9,756

Income (loss) from continuing operations	(4,907)	9,733
Discontinued operations
Income from discontinued operations	4,105	3,218

Net income (loss)	(802)	12,951
Net loss attributable to non-controlling interest	1,443	795

Net income attributable to Winthrop Realty Trust	641	13,746
Preferred dividend of Series D Preferred Shares	(2,787)	(2,787)
Amount allocated to Restricted Common Shares	(96)	(2)

Net income (loss) attributable to Common Shares	$(2,242)	$10,957

Per Common Share data - Basic
Income (loss) from continuing operations	$(0.18)	$0.23
Income from discontinued operations	0.12	0.10

Net income (loss) attributable to Common Shares	$(0.06)	$0.33

Per Common Share data - Diluted
Income (loss) from continuing operations	$(0.18)	$0.23
Income from discontinued operations	0.12	0.10

Net income (loss) attributable to Common Shares	$(0.06)	$0.33

Basic Weighted-Average Common Shares	35,816	33,027

Diluted Weighted-Average Common Shares	35,816	33,029

Comprehensive income
Net income (loss)	$(802)	$12,951
Change in unrealized loss on interest rate derivative	(145)	(1)

Consolidated comprehensive income (loss)	(947)	12,950

Net loss attributable to non-controlling interest	1,443	795

Comprehensive loss attributable to non-controlling interest	1,443	795

Comprehensive income attributable to Winthrop Realty Trust	$496	$13,745

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2014

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited, in thousands except per share data)

	Series D Preferred Shares of Beneficial Interest		Common Shares of Beneficial Interest		Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total
	Shares	Amount	Shares	Amount

Balance, December 31, 2013	4,820	$120,500	36,401	$35,809	$647,121	$(322,432)	$(124)	$28,789	$509,663

Net income attributable to Winthrop Realty Trust	—	—	—	—	—	641	—	—	641
Net loss attributable to non-controlling interests	—	—	—	—	—	—	—	(1,443)	(1,443)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(20)	(20)
Contributions from non-controlling interests	—	—	—	—	—	—	—	149	149
Increase in non-controlling interest due to consolidation of property	—	—	—	—	—	—	—	16,391	16,391
Decrease in non-controlling interest due to property sale	—	—	—	—	—	—	—	(3,764)	(3,764)
Dividends declared on Common Shares of Beneficial Interest ($0.1625 per share)	—	—	—	—	—	(5,820)	—	—	(5,820)
Dividends declared on Series D Preferred Shares ($0.578125 per share)	—	—	—	—	—	(2,787)	—	—	(2,787)
Dividends declared on Restricted Shares	—	—	—	—	—	(96)	—	—	(96)
Change in unrealized loss on interest rate derivatives	—	—	—	—	—	—	(145)	—	(145)
Stock issued pursuant to Dividend Reinvestment Plan	—	—	8	8	83	—	—	—	91
Amortization of Restricted Shares	—	—	—	—	414	—	—	—	414

Balance, March 31, 2014	4,820	$120,500	36,409	$35,817	$647,618	$(330,494)	$(269)	$40,102	$513,274

	Series D Preferred Shares of Beneficial Interest		Common Shares of Beneficial Interest		Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income	Non- Controlling Interests
	Shares	Amount	Shares	Amount					Total

Balance, December 31, 2012	4,820	$120,500	33,019	$33,019	$618,426	$(317,385)	$(50)	$14,754	$469,264

Net income attributable to Winthrop Realty Trust	—	—	—	—	—	13,746	—	—	13,746
Net loss attributable to non-controlling interests	—	—	—	—	—	—	—	(795)	(795)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—
Contributions from non-controlling interests	—	—	—	—	—	—	—	535	535
Purchase of non-controlling interests	—	—	—	—	52	—	—	(127)	(75)
Dividends declared on Common Shares of Beneficial Interest ($0.1625 per share)	—	—	—	—	—	(5,367)	—	—	(5,367)
Dividends declared on Series D Preferred Shares ($0.578125 per share)	—	—	—	—	—	(2,787)	—	—	(2,787)
Dividends declared on Restricted Shares
Change in unrealized loss on interest rate derivatives	—	—	—	—	—	—	(1)	—	(1)
Stock issued pursuant to Dividend Reinvestment Plan	—	—	10	10	105	—	—	—	115
Issuance of Restricted Shares	—	—	100	—	—	—	—	—	—
Amortization of Restricted Shares	—	—	—	—	43	—	—	—	43

Balance, March 31, 2013	4,820	$120,500	33,129	$33,029	$618,626	$(311,793)	$(51)	$14,367	$474,678

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2014

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net income (loss)	$(802)	$12,951
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs and fair value of debt)	5,056	3,403
Amortization of lease intangibles	3,120	2,054
Straight-line rental income	717	(177)
Loan discount accretion	(1,205)	(716)
Discount accretion received in cash	5,865	—
Earnings of preferred equity investments	(7)	(202)
Distributions of income from preferred equity investments	—	94
Income of equity investments	(6,194)	(7,869)
Distributions of income from equity investments	3,926	7,822
Restricted cash held in escrows	(516)	1,509
(Gain) loss on sale of securities carried at fair value	(2)	102
Unrealized gain on securities carried at fair value	—	(1,718)
Gain on sale of real estate investments	(4,425)	(2,775)
Impairment loss on investments in real estate	9,200	—
Tenant leasing costs	(1,294)	(156)
Equity compensation expenses	414	43
Bad debt (recovery) expense	(351)	84
Changes in assets and liabilities:
Interest receivable	187	184
Accounts receivable and other assets	227	(903)
Accounts payable, accrued liabilities and other liabilities	(1,250)	(4,546)

Net cash provided by operating activities	12,666	9,184

Cash flows from investing activities
Issuance of loans receivable	(17,492)	(21,437)
Investments in real estate	(1,814)	(396)
Investment in equity investments	(40,002)	(13)
Return of capital distribution from equity investments	418	669
Purchase of securities carried at fair value	(73)	—
Proceeds from sale of investments in real estate	5,324	11,425
Proceeds from sale of equity investments	200	26
Proceeds from sale of securities carried at fair value	75	9,090
Proceeds from sale of loans receivable	37,052	19,318
Restricted cash held in escrows	1,040	716
Collection of loans receivable	3,214	24,287
Cash from consolidation of properties	332	473

Net cash (used in) provided by investing activities	(11,726)	44,158

(Continued on next page)

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2014

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands, continued)

	Three Months Ended March 31,
	2014	2013
Cash flows from financing activities
Principal payments of mortgage loans payable	(2,450)	(1,643)
Payment of secured financing	—	(10,117)
Restricted cash held in escrows	(2,872)	(2,797)
Deferred financing costs	—	(228)
Purchase of non-controlling interests	—	(75)
Contribution from non-controlling interest	149	535
Distribution to non-controlling interest	(20)	—
Proceeds from issuance of Common Shares under Dividend Reinvestment Plan	91	115
Dividend paid on Common Shares	(5,819)	(5,366)
Dividend paid on Restricted Shares	(19)	—

Net cash used in financing activities	(10,940)	(19,576)

Net increase (decrease) in cash and cash equivalents	(10,000)	33,766
Cash and cash equivalents at beginning of period	112,512	97,682

Cash and cash equivalents at end of period	$102,512	$131,448

Supplemental Disclosure of Cash Flow Information

Interest paid	$6,672	$5,897

Capitalized interest	$975	$—

Taxes paid	$11	$68

Supplemental Disclosure on Non-Cash Investing and Financing Activities
Dividends accrued on Common Shares and Restricted Shares	$5,916	$5,367

Dividends accrued on Series D Preferred Shares	$2,787	$2,787

Capital expenditures accrued	$2,403	$4,117

Conveyance of secured financing in settlement of loans receivable	$(29,150)	$—

Forgiveness of loan receivable	$190	$—

Seller financing receivable	$4,500	$—

Fair value of assets acquired	$69,140	$62,208

Fair value of liabilities assumed	$52,687	$62,198

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2014

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

The Trust is engaged in the business of owning real property and real estate related assets which it categorizes into three segments: (i) ownership of investment properties including wholly owned properties and investments in joint ventures which own investment properties (“operating properties”); (ii) origination and acquisition of loans collateralized directly or indirectly by commercial and multi-family real property, (collectively “loan assets”); and (iii) equity and debt interests in other real estate investment trusts (“REIT securities”).

On April 28, 2014 the Trust’s Board of Trustees adopted a plan of liquidation which is subject to approval by the holders of a majority of the Trust’s Common Shares.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, although management believes that the disclosures presented herein are adequate to make the accompanying unaudited consolidated interim financial statements not misleading. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated annual financial statements and the notes thereto included in Winthrop’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC. In the opinion of management, all adjustments considered necessary for fair statements have been included, and all such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results for the full year.

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

Reclassifications

Discontinued operations for all periods presented in the Consolidated Statements of Operations include the operations of the Trust’s residential property in Meriden, Connecticut which was disposed of in February 2014, the Trust’s retail properties in Denton, Texas and Seabrook, Texas which were disposed of in 2013 and the Trust’s office properties in Lisle, Illinois, Deer Valley, Arizona and Andover, Massachusetts which were disposed of in 2013 and its office property in Chicago, Illinois which was sold in 2014. Also included in discontinued operations for all periods presented are the operations of the Trust’s two office properties located in Englewood, Colorado which were under contract to be sold and are classified as held for sale at March 31, 2014.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2014

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

The Trust has calculated earnings per share in accordance with relevant accounting guidance for participating securities and the two class method. The reconciliation of earnings attributable to Common Shares outstanding for the basic and diluted earnings per share calculation is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Basic
Income (loss) from continuing operations	$(4,907)	$9,733
Loss attributable to non-controlling interest	1,389	795
Preferred dividend of Series D Preferred Shares	(2,787)	(2,787)
Amount allocated to Restricted Shares	(96)	(2)

Income (loss) from continuing operations applicable to Common Shares	(6,401)	7,739
Income from discontinued operations	4,105	3,218
Loss attributable to non-controlling interest from discontinued operations	54	—

Net income (loss) applicable to Common Shares for earnings per share purposes	$(2,242)	$10,957

Basic weighted-average Common Shares	35,816	33,027

Income (loss) from continuing operations	$(0.18)	$0.23
Income (loss) from discontinued operations	0.12	0.10

Net income (loss) per Common Share - Basic	$(0.06)	$0.33

Diluted
Income (loss) from continuing operations	$(4,907)	$9,733
Loss attributable to non-controlling interest	1,389	795
Preferred dividend of Series D Preferred Shares	(2,787)	(2,787)
Amount allocated to Restricted Shares	(96)	(2)

Income (loss) from continuing operations applicable to Common Shares	(6,401)	7,739
Income from discontinued operations	4,105	3,218
Loss attributable to non-controlling interest from discontinued operations	54	—

Net income (loss) applicable to Common Shares for earnings per share purposes	$(2,242)	$10,957

Basic weighted-average Common Shares	35,816	33,027
Stock options (1)	—	2
Restricted Shares (2)	—	—

Diluted weighted-average Common Shares	35,816	33,029

Income (loss) from continuing operations	$(0.18)	$0.23
Income (loss) from discontinued operations	0.12	0.10

Net income (loss) per Common Share - Diluted	$(0.06)	$0.33

(1)	The Trust’s stock options were exercised in 2013. The resulting shares were included in the basic weighted-average shares outstanding for the three months ended March 31, 2014. The Trust’s stock options were dilutive for the three months ended March 31, 2013.
(2)	The Trust’s Restricted Shares were anti-dilutive for the three months ended March 31, 2014 and March 31, 2013.

For the quarter ended March 31, 2014, the Trust paid a regular quarterly dividend of $0.1625 per Common Share and a regular quarterly dividend of $0.578125 per Series D Preferred Share.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2014

Recently Issued Accounting Standards

On April 10, 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-08: Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity to update the criteria for reporting discontinued operations. The amendments require that a disposal of a component of an entity be reported as discontinued operations if the disposal represents a strategic shift that has or will have a major effect on the entity’s operations. The new disclosure requirements are effective prospectively for annual reporting periods beginning on or after December 15, 2014 and do not impact the current financial statements. The new disclosures are required for both interim and annual reporting. The Trust did not elect early adoption of the amendments. The Trust is currently evaluating the amendments and does not anticipate that adoption will have a material impact on the consolidated financial statements.

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

Recurring Measurements

The table below presents the Trust’s assets measured at fair value on a recurring basis as of March 31, 2014 according to the level in the fair value hierarchy within which those measurements fall (in thousands):

Recurring Basis	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Loan securities carried at fair value	$—	$—	$226	$226
Interest rate hedges	—	169	—	169

	$—	$169	$226	$395

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2014

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

There were no inter-level transfers of assets or liabilities during the three months ended March 31, 2014 and March 31, 2013.

The tables below include a roll forward of the balance sheet amounts from January 1, 2014 to March 31, 2014 and from January 1, 2013 to March 31, 2013, including the change in fair value, for financial instruments classified by the Trust within Level 3 of the valuation hierarchy (in thousands). When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement.

Loan Securities Carried at Fair Value	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Fair value, January 1	$226	$11
Net unrealized gain	—	—

Fair value, March 31	$226	$11

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$—

Quantitative Information about Level 3 Fair Value Measurements

At March 31, 2014 the Trust held only one loan security which is valued at $226,000, or 20% of face value. The valuation reflects assumptions that would be considered by market participants along with management’s assessment of collectible future cash flows.

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

Non-Recurring Measurements

Non-recurring measurements of fair value of assets or liabilities would typically include investments in real estate and equity investments. During the three months ended March 31, 2014 the Trust recognized impairment charges totaling $9,200,000 on its Jacksonville, Florida, Lisle, Illinois and Greensboro, North Carolina properties. The Trust did not recognize any valuation adjustments as a result of non-recurring measurements for the three months ended March 31, 2013.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2014

During April 2014 the Trust entered into a purchase and sale agreement on its Jacksonville, Florida property. A fair value measurement was prepared at March 31, 2014 based on the purchase contract and a $200,000 impairment charge was recorded. The purchase and sale agreement remains subject to the buyer’s diligence and the property remains classified as held for use at March 31, 2014. The sale of the property is expected to be consummated during the second quarter of 2014.

In light of the adoption of a plan of liquidation by the Board of Trustees on April 28, 2014, the Trust tested the tangible and intangible assets for impairment, which considered a probability analysis of various scenarios including a shortened holding period for all of its operating properties. The Trust’s estimates of future cash flows expected to be generated in the impairment tests are based on a number of assumptions. These assumptions are generally based on management’s experience in its real estate markets and the effects of current market conditions. The assumptions are subject to economic and market uncertainties including, among others, market capitalization rates, discount rates, demand for space, competition for tenants, changes in market rental rates, and costs to operate the property. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved, and actual losses or impairment may be realized in the future.

The carrying value of the Trust’s wholly owned office property in Lisle, Illinois, referred to as 550 Corporetum, exceeded the estimated fair value resulting in a $8,500,000 impairment charge which was recorded at March 31, 2014. The carrying value of the Trust’s wholly owned retail property in Greensboro, North Carolina exceeded the estimated fair value resulting in a $500,000 impairment charge which was recorded at March 31, 2014. The fair value of these properties were calculated using the following key Level 3 inputs: discount rate of 8%, terminal capitalization rates of 8.5% to 10% and market rent and expense growth rates of 2%.

The Table below presents the Trust’s assets measured at fair value on a non-recurring basis as of March 31, 2014, according to the level in the fair value hierarchy within which those measurements fall (in thousands):

Non-Recurring Basis	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investments in real estate	$—	$—	$22,826	$22,826

	$—	$—	$22,826	$22,826

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows (in thousands):

	March 31, 2014
			Fair value hierarchy level
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3

Loans receivable	$48,667	$56,952	$—	$—	$56,952
Secured financing receivable	30,700	30,700	—	—	30,700
Mortgage loans payable	476,424	476,162	—	—	476,162
Senior notes payable	86,250	88,700	88,700	—	—
Notes payable	1,693	1,693	—	—	1,693

	December 31, 2013
			Fair value hierarchy level
	Amount	Fair Value	Level 1	Level 2	Level 3

Loans receivable	$101,100	$105,045	$—	$—	$105,045
Secured financing receivable	30,728	30,728	—	—	30,728
Mortgage loans payable	444,933	444,785	—	—	444,785
Senior notes payable	86,250	86,940	86,940	—	—
Secured financings	29,150	29,327	—	—	29,327
Notes payable	1,742	1,742	—	—	1,742

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2014

Loans Receivable and Mortgage Loans Payable

Fair values of loans receivable, secured financing receivable, mortgage loans payable and notes payable are primarily determined by discounting the expected cash flows at current interest rates plus an applicable risk spread, which reflects credit quality and maturity of the loans. The risk spread is based on loans with comparable credit quality, maturities and risk profile. Loans receivable may also be based on the fair value of the underlying real estate collateral less cost to sell, which is estimated using appraised values. These are classified as Level 3.

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

There was no change in the fair value of loan securities for the three months ended March 31, 2014. The Trust did not have any holdings of REIT securities at March 31, 2014 or December 31, 2013. During the three months ended March 31, 2013, the Trust recognized net unrealized gains of $1,718,000. The change in fair value of the REIT securities and loan securities for which the fair value option was elected is recorded as an unrealized gain or loss in the Trust’s Consolidated Statements of Operations. Income related to securities carried at fair value is recorded as interest and dividend income.

The following table presents as of March 31, 2014 and December 31, 2013 the Trust’s financial assets for which the fair value option was elected (in thousands):

Financial Instruments at Fair Value	March 31, 2014	December 31, 2013
Assets
Loan securities carried at fair value	$226	$226

	$226	$226

The table below presents as of March 31, 2014 the difference between fair values and the aggregate contractual amounts due for which the fair value option has been elected (in thousands):

	Fair Value at March 31, 2014	Amount Due Upon Maturity	Difference
Assets
Loan securities carried at fair value	$226	$1,130	$904

	$226	$1,130	$904

4.	Acquisition and Disposition Activity

Operating Property Activity:

Norridge equity acquisition – On March 5, 2014, in connection with the Edens Plaza and Norridge Commons loan origination discussed below, the Trust acquired for $250,000 all of the issued and outstanding shares of Harlem Properties, Inc. (“Harlem”). Harlem is the entity that ultimately controls the entity that owns Norridge Commons, a retail shopping center located in Norridge, Illinois (“The Norridge Property”). The Trust, through its ownership of Harlem, has an effective 0.375% interest in the property and controls the business of the entity and all decisions affecting the entity, its policy and its management. As no other parties have significant participating rights, the Trust consolidates the Norridge Property as of March 5, 2014, the date it acquired the general partner interest.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2014

The fair value of the assets and liabilities of the consolidated property was calculated by an independent third party valuation firm and reviewed by management. The following table summarizes the allocation of the aggregate purchase price of the Norridge Property as of March 5, 2014 (in thousands):

The Norridge Property
Land	$13,809
Building	38,923
Other improvements	2,113
Tenant improvements	1,077
Lease intangibles	9,004
Above market lease intangibles	1,769
Net working capital assets acquired	2,445

Fair value of assets acquired	69,140

Long term liabilities assumed	(42,500)
Below market lease intangibles	(8,595)
Net working capital liabilities assumed	(1,592)

Fair value of liabilities assumed	(52,687)

Net assets acquired	$16,453

The consolidation of the Norridge Property resulted in $16,391 of non-controlling interest being recorded by the Trust.

Intangible assets acquired and intangible liabilities assumed for the Norridge Property consisted of the following (in thousands):

	Carrying Value	Weighted Average Amortization Period (years)
Intangible assets:
In place lease intangibles	$7,059	5
Above market lease intangibles	1,769	8.7
Lease commissions, legal and marketing fees	1,945	5

Total	$10,773	5.9

Intangible liabilities:
Below market lease intangibles	$(8,595)	8.7

The accompanying unaudited pro forma information for the three months ended March 31, 2014 and 2013 is presented as if the acquisition of the Norridge Property on March 5, 2014 had occurred on January 1, 2013 and the acquisition of 1515 Market Street on February 1, 2013 had occurred on January 1, 2013. This unaudited pro forma information is based upon the historical consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto. The unaudited pro forma information does not purport to represent what the actual results of operations of the Trust would have been had the above occurred. Nor do they purport to predict the results of operations of future periods.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2014

Pro forma (unaudited) (In thousands, except for per share data)	For the Three Months Ended March 31,
	2014	2013

Total revenue	$26,389	$23,508
Consolidated net income	(4,870)	12,974
Net income attributable to Winthrop Realty Trust	641	13,987
Per common share data - basic	(0.06)	0.34
Per common share data - diluted	(0.06)	0.34

The Norridge Property contributed approximately $693,000 of revenue and net income of approximately $69,000 to the Trust for the period from March 5, 2014 through March 31, 2014.

Edens – equity acquisition – On March 5, 2014 the Trust acquired for $250,000 all of the issued and outstanding shares of Edens Properties, Inc. (“Edens”). Edens is a co-general partner of a limited partnership that is a general partner of Edens Center Associates, a retail shopping center located outside of Chicago, Illinois (“The Edens Property”). As the other co-general partner of Edens Center Associates has significant participating rights, the Trust accounts for this investment under the equity method of accounting.

701 Seventh – capital contributions – During the first quarter of 2014 the Trust made additional capital contributions of $38,723,000 with respect to its interest in the venture that holds an indirect interest in the property located at 701 Seventh Avenue, New York, New York, bringing aggregate capital contributions through March 31, 2014 to $92,159,000. In January 2014, the property’s existing indebtedness was refinanced with a new $237,500,000 mortgage loan and $315,000,000 mezzanine loan to be advanced for construction costs of the approximately 80,000 square feet of retail space which will include an approximately 120 foot high, 20,000 square foot state of the art LED sign. Both the mortgage loan and the mezzanine loan bear interest at LIBOR plus 8% per annum, require payments of interest only and mature January 31, 2017, subject to two, one year extensions. In addition, the venture entered into two additional loan agreements providing for supplemental loans of $262,500,000 which, subject to certain conditions, enables the venture to make draws to provide additional construction financing to develop a 452 room hotel which will be constructed above the retail component. If fully funded, the maximum aggregate debt among the various loans funded would be $815,000,000.

Simultaneously with entering into the loans, the venture executed an agreement with a wholly-owned affiliate of Marriott International, Inc. to manage and operate an “EDITION” hotel at the property. The hotel will include 452 rooms and approximately 30,000 square feet of food, beverage and entertainment space.

Newbury Apartments – property sale – On February 26, 2014 the Trust sold its interest in the Newbury Apartments property located in Meriden, Connecticut to an independent third party for gross sale proceeds of $27,500,000. After transfer of the debt, the Trust received net proceeds of approximately $5,106,000 and recorded a gain of $4,422,000 on the sale of the property which is included in income from discontinued operations.

Marc Realty – sale of interest – On March 5, 2014 the Trust sold to Marc Realty, its venture partner, its equity investments in High Point Plaza LLC, 1701 Woodfield LLC and Enterprise Center LLC and its interest in the River City, Chicago, Illinois property for gross sale proceeds of $6,000,000. The Trust received $1,500,000 in cash and a note receivable for the remaining $4,500,000. The note bears interest at a rate of 6% per annum, increasing to 7% per annum on the first anniversary and to 8% on the second anniversary. The note requires monthly payments of interest only and matures on March 1, 2017. The Trust recorded a $3,000 gain on the sale of its interest in River City which is included in income from discontinued operations. The Trust recorded a $69,000 gain on sale of the three equity investments which is included in equity in income of equity investments.

The Trust also granted Marc Realty an option exercisable prior to March 1, 2016 to acquire its equity investment in Brooks Building LLC for a purchase price ranging from $5,800,000 to $6,600,000. The purchase price of the Trust’s interest in Brooks Building LLC is dependent upon when the option is exercised and certain operating characteristics of the investment at the time of exercise.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2014

Loan Asset Activity:

Playa Vista – loan modification - On January 10, 2014 the mezzanine loan agreement was amended to increase the principal balance by up to $4,000,000 and to increase the interest rate by 1.5% to a rate of 16.25% per annum. The Trust’s share of the increased loan amount was up to $2,000,000. The Trust has fully funded its share of the new loan amount at $1,992,000.

Edens Center and Norridge Commons – loan origination - On March 5, 2014 the Trust originated a $15,500,000 mezzanine loan to an affiliate of the Trust’s venture partner in both the Sullivan Center and Mentor Retail ventures (“Freed Management”) secured by a majority of the limited partnership interests in entities that hold a majority interest in the Edens Property and the Norridge Property. The loan bears interest at LIBOR plus 12% per annum (increasing by 100 basis points in each extended term), requires payments of current interest at a rate of 10% per annum (increasing by 50 basis points each year) and has a three-year term, subject to two, one-year extensions. Upon satisfaction of the loan, the Trust will be entitled to a participation interest equal to the greater of (i) a 14.5% internal rate of return (“IRR”) (increasing to 15.5% IRR after the initial term) and (ii) 30% (increasing to 40% after the initial term and 50% after the first extended term) of the value of the properties in excess of $115,000,000. As additional collateral for the loan, Freed Management pledged to the Trust its ownership interest in the Trust’s Sullivan Center and Mentor Retail ventures.

Loan portfolio – sale of interest – On February 7, 2014 the Trust sold its interests in the loans secured directly or indirectly by Hotel Wales, Wellington Tower, 500-512 Seventh Avenue, Legacy Orchard and San Marbeya for an aggregate sales price of $42,900,000. The selling price is net of the secured financings on the Hotel Wales and San Marbeya loans which totaled $29,150,000. In connection with the sale, the Trust retained an interest only participation in each of the Legacy Orchard and Hotel Wales loans entitling the Trust to interest at 2.5% per annum on the principal amount of the Legacy Orchard loan and 0.5% per annum on the principal amount of the Hotel Wales loan. No gain or loss was recognized on the sale of the loans.

Queensridge – loan satisfaction - During the quarter ended March 31, 2014 several of the condominium units collateralizing the Queensridge loan receivable were sold resulting in principal payments to the Trust of approximately $2,908,000. As a result of the payments, the outstanding principal balance on the Queensridge loan has been fully satisfied. In addition, the Trust received an exit fee of $1,787,000 in connection with the early satisfaction of the loan which is classified as interest income.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2014

5.	Loans Receivable

The following table summarizes the Trust’s loans receivable at March 31, 2014 and December 31, 2013 (in thousands):

				Carrying Amount		Contractual Maturity Date
Description	Loan Position	Stated Interest Rate		March 31, 2014	December 31, 2013

The Shops at Wailea	B-Note	6.15%		$6,559	$6,292	10/06/14
Churchill (1)	Whole Loan	LIBOR + 3.75%		372	683	06/01/15
Playa Vista / Water’s Edge	Mezzanine	LIBOR + 15.75	%(2)	12,346	10,327	01/23/15
Rockwell	Mezzanine	12.0%		—	—	05/01/16
Pinnacle II	B-Note	6.31%		4,644	4,648	09/06/16
Popiu Shopping Village	B-Note	6.62%		2,087	2,058	01/06/17
Marc Realty	Mezzanine	6.00%		4,523	—	03/01/17
Edens Center and Norridge Commons	Mezzanine	LIBOR + 12	%(2)	15,624	—	03/09/17
Mentor Building	Whole Loan	10.0%		2,512	2,512	09/10/17
1515 Market	Whole Loan	—		—	—		(3)
Hotel Wales	Whole Loan	—		—	20,101		(4)
Legacy Orchard	Corporate Loan	—		—	9,750		(4)
Queensridge	Whole Loan	—		—	2,942		(5)
San Marbeya	Whole Loan	—		—	28,546		(4)
500-512 7th Ave	B-Note	—		—	10,250		(4)
Wellington Tower	Mezzanine	—		—	2,991		(4)

				$48,667	$101,100

(1)	The Trust determined that this loan receivable is a variable interest in a VIE primarily based on the fact that the underlying entity does not have sufficient equity at risk to permit the entity to finance its activities without additional subordinated financial support. The Trust does not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance and is not required to consolidate the underlying entity.
(2)	LIBOR floor of 0.5%.
(3)	This loan was in maturity default at the time of acquisition. The loan was modified on February 1, 2013. The Trust consolidates the operations of the borrower entity and the loan receivable is eliminated in consolidation.
(4)	These loans were sold to an independent third party in February 2014. See Note 4 - Acquisition and Disposition Activity for details on the sale.
(5)	The loan was satisfied during the three months ended March 31, 2014.

The carrying amount of loans receivable includes accrued interest of $342,000 and $501,000 at March 31, 2014 and December 31, 2013, respectively, and cumulative accretion of $1,827,000 and $6,488,000 at March 31, 2014 and December 31, 2013, respectively.

At March 31, 2014 and December 31, 2013, the Trust’s loan receivables have accretable discount yet to be recognized as income totaling $3,340,000 and $5,782,000, respectively.

The weighted average coupon on the Trust’s loans receivable was 10.44% and 6.55% and the weighted average yield to maturity was 14.58% and 11.59% at March 31, 2014 and December 31, 2013, respectively.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2014

Loan Receivable Activity

Activity related to loans receivable is as follows (in thousands):

Three Months Ended March 31, 2014

Balance at beginning of period	$101,100
Purchase and advances	21,992
Interest (received) accrued, net	(159)
Repayments / sale proceeds / forgiveness	(69,606)
Loan discount accretion	1,205
Discount accretion received in cash	(5,865)

Balance at end of period	$48,667

The following table summarizes the Trust’s interest, dividend and discount accretion income for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013

Interest on loan assets	$2,505	$4,454
Exit fee / prepayment penalty	1,787	—
Accretion of loan discount	1,205	716
Interest and dividends on REIT securities	—	150

Total interest, dividends, and discount accretion	$5,497	$5,320

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

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2014

The table below summarizes the Trust’s loans receivable by internal credit rating at March 31, 2014 and December 31, 2013 (in thousands, except for number of loans):

	March 31, 2014		December 31, 2013
Internal Credit Quality	Number of Loans	Carrying Value of Loans Receivable	Number of Loans	Carrying Value of Loans Receivable

Greater than zero	7	$36,321	11	$90,773
Equal to zero	1	12,346	1	10,327
Less than zero	1	—	1	—

	9	$48,667	13	$101,100

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

As of March 31, 2014 and December 31, 2013, there was one non-performing loan with past due payments. A $348,000 provision for loan loss was recorded as of December 31, 2013. The Trust did not record any provision for loan loss for the three months ended March 31, 2014.

6.	Securities and Loan Securities Carried at Fair Value

Securities and loan securities carried at fair value are summarized in the table below (in thousands):

	March 31, 2014		December 31, 2013
	Cost	Fair Value	Cost	Fair Value

Loan securities	$161	$226	$161	$226

	$161	$226	$161	$226

During the three months ended March 31, 2014, securities carried at fair value were sold for total proceeds of approximately $75,000. The Trust recorded a gain on these sales of approximately $2,000 in the three months ended March 31, 2014.

During the three months ended March 31, 2013, securities carried at fair value were sold for total proceeds of approximately $9,090,000. The Trust recorded a loss on these sales of approximately $102,000 in the three months ended March 31, 2013.

For purpose of determining gains or losses, the cost of securities is based on specific identification. For the three months ended March 31, 2014 and 2013, the Trust recognized net unrealized gains on securities carried at fair value and loan securities carried at fair value of $0 and $1,718,000 respectively, as the result of the change in fair value of the financial assets for which the fair value option was elected.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2014

7.	Equity Investments

The Trust’s carrying amounts in its equity investments consist of the following at March 31, 2014 and December 31, 2013 (in thousands):

Venture Partner	Equity Investment	Nominal % Ownership at March 31, 2014	March 31, 2014	December 31, 2013

Gancar Trust (1)	Vintage Housing Holdings LLC	75.0%	$34,386	$34,153
Elad Canada Ltd	WRT One South State Lender LP	50.0%	23,927	23,661
Elad Canada Ltd	WRT - Elad One South State Equity LP	50.0%	—	—
Mack-Cali	WRT-Stamford LLC	20.0%	9,208	9,064
Atrium/Northstar	10 Metrotech Loan LLC	33.3%	11	11
Atrium Holding	RE CDO Management LLC	50.0%	996	992
Freed	Mentor Retail LLC	49.9%	585	635
Inland/Lexington	Concord Debt Holdings LLC	33.3%	—	—
Inland/Lexington	CDH CDO LLC	24.8%	—	—
Inland (2)	Concord Debt Holdings LLC	33.3%	790	966
Inland (2)	CDH CDO LLC	24.8%	4,615	4,215
Sealy (1)	Northwest Atlanta Partners LP	60.0%	7,507	7,635
Marc Realty (1)	Brooks Building LLC	50.0%	6,546	6,551
Marc Realty (1)	High Point Plaza LLC	50.0%	—	—
Marc Realty (1)	1701 Woodfield LLC	50.0%	—	150
Marc Realty (1)	Enterprise Center LLC	50.0%	—	50
Marc Realty (1)	Atrium Mall	50.0%	3,776	3,845
ROIC	WRT-ROIC Lakeside Eagle LLC	50.0%	4	—
New Valley/Witkoff	701 7th WRT Investors LLC	70.5%	96,147	55,259
Fenway	WRT-Fenway Wateridge LLC	50.0%	1,989	1,898
Freed	Edens Plaza Associates LLC	1.0%	250	—

			$190,737	$149,085

(1)	The Trust has determined that these equity investments are investments in VIEs. The Trust has determined that it is not the primary beneficiary of these VIEs since the Trust does not have the power to direct the activities that most significantly impact the economic performance of the VIEs.
(2)	Represents the interests acquired from Lexington Realty Trust on May 1, 2012.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2014

The following table reflects the activity of the Trust’s equity investments for the period ended March 31, 2014 (in thousands):

Investment	Balance at December 31, 2013	Contributions	Equity Income (loss)	Distributions	Sales Price	Balance at March 31, 2014

Vintage Housing Holdings LLC (2)	$34,153	$—	$1,620	$(1,387)	$—	$34,386
WRT-Elad One South State Equity LP (2)	—	—	—	—	—	—
WRT- One South State						—
Lender LP (2)	23,661	—	1,236	(970)	—	23,927
WRT-Stamford LLC	9,064	—	229	(85)	—	9,208
10 Metrotech Loan LLC	11	—	—	—	—	11
RE CDO Management LLC	992	—	4	—	—	996
Concord Debt Holdings LLC	—	—	266	(266)	—	—
CDH CDO LLC	—	—	433	(433)	—	—
Concord Debt Holdings LLC (1)	966	—	90	(266)	—	790
CDH CDO LLC (1)	4,215	—	833	(433)	—	4,615
Mentor Retail LLC	635	—	20	(70)	—	585
701 7th WRT Investors LLC (3) (4)	55,259	39,698	1,558	(368)	—	96,147
WRT-Fenway Wateridge LLC (2)	1,898	39	52	—	—	1,989
Sealy	7,635	—	(128)	—	—	7,507
Marc Realty	6,751	—	(5)	—	(200)	6,546
WRT-ROIC Lakeside Eagle LLC	—	15	(11)	—	—	4
Atrium Mall	3,845	—	(3)	(66)	—	3,776
Edens Plaza Associates LLC	—	250	—	—	—	250

Total	$149,085	$40,002	$6,194	$(4,344)	$(200)	$190,737

(1)	Represents the interests acquired from Lexington Realty Trust on May 1, 2012.
(2)	The Trust has elected to report its share of earnings from the investment on a one month lag period.
(3)	The Trust has elected to report its share of earnings from the investment on a three month lag period.
(4)	Contributions include $975 of capitalized interest.

The Trust has determined that the fair value of certain of its investments in the Marc Realty and Sealy ventures each marginally exceed their carrying values. While these ventures continue to aggressively market available space for lease and work with existing tenants for lease renewal, declines in occupancy could cause impairment of certain of these ventures that could be material.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2014

WRT-Elad Equity/Lender (Sullivan Center) – There is a basis differential of $10,435,000 between the Trust’s carrying value of its investments in Sullivan Center and the basis reflected at the joint venture level, which is amortized over the life of the related assets. The basis differential primarily relates to a bargain purchase gain recognized at the joint venture level upon acquisition.

WRT One South State Lender LP had revenues of $2,472,000 and $1,402,000 for the three months ended February 28, 2014 and 2013, respectively and net income of $2,472,000 and $1,379,000 for the three months ended February 28, 2014 and 2013, respectively.

Vintage Housing Holdings – Vintage Housing Holdings LLC had revenues of $11,519,000 and $10,579,000 for the three months ended February 28, 2014 and 2013, respectively and net income of $1,754,000 and $3,355,000 for the three months ended February 28, 2014 and 2013, respectively.

Concord – During the three months ended March 31, 2014, the Trust received cash distributions from its original investment in Concord Debt Holdings LLC of $266,000. The Trust recognized equity income for the full amount of the distributions. The Trust has suspended losses of $40,403,000 to offset against future equity income from its original investment in Concord at March 31, 2014.

During the three months ended March 31, 2014, the Trust received cash distributions from its original investment in CDH CDO LLC of $433,000. The Trust recognized equity income for the full amount of the distributions. The Trust has suspended losses of $18,772,000 to offset against future equity income from its original investment in CDH CDO LLC at March 31, 2014.

CDH CDO LLC had total revenues of $3,545,000 and $5,037,000 for the three months ended March 31, 2014 and 2013 respectively and net income of $3,346,000 and $5,957,000 for the three months ended March 31, 2014 and 2013 respectively.

701 Seventh Avenue – The property is currently in development. There were no revenues or net income for the three months ended December 31, 2013 and 2012. The Trust recognizes equity in earnings from this investment based on its priority return in accordance with the venture agreement. Earnings are recognized on a three month lag.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2014

8.	Debt

Mortgage Loans Payable

The Trust had outstanding mortgage loans payable of $476,424,000 and $444,933,000 at March 31, 2014 and December 31, 2013, respectively. The mortgage loan payments of principal and interest are generally due monthly, quarterly or semi-annually and are collateralized by applicable real estate of the Trust.

The Trust’s mortgage loans payable at March 31, 2014 and December 31, 2013 are summarized as follows (in thousands):

Location of Collateral	Maturity	Spread Over LIBOR/Prime (1)		Interest Rate at March 31, 2014	March 31, 2014	December 31, 2013

Memphis, TN	Aug 2014	LIBOR + 2.5	%(2)	3.00%	$13,052	$13,125
Lisle, IL	Oct 2014	LIBOR + 2.5	%(3)	2.67%	5,752	5,752
Norridge, IL	Aug 2015	LIBOR + 5.75	%(7)	6.00%	42,500	—
Chicago, IL	Mar 2016	—		5.75%	19,763	19,856
Houston, TX	Apr 2016	—		5.97%	45,919	47,201
New York, NY	May 2016	LIBOR + 2.5	%(4)	3.50%	51,637	51,950
Philadelphia, PA	May 2016	LIBOR + 2.0	%(5)	2.50%	42,193	42,440
Greensboro, NC	Aug 2016	—		6.22%	14,633	14,735
Phoenix, AZ	Oct 2016	LIBOR + 2.0	%(6)	2.69%	24,390	24,390
San Pedro, CA	Oct 2016	LIBOR + 2.0	%(6)	2.69%	12,195	12,195
Stamford, CT	Oct 2016	LIBOR + 2.0	%(6)	2.69%	48,780	48,780
Houston, TX	Oct 2016	LIBOR + 2.0	%(6)	2.69%	64,635	64,635
Cerritos, CA	Jan 2017	—		5.07%	23,131	23,142
Lisle, IL	Mar 2017	—		5.55%	5,450	5,470
Orlando, FL	Jul 2017	—		6.40%	36,820	36,983
Plantation, FL	Apr 2018	—		6.48%	10,649	10,684
Oklahoma City, OK	Feb 2021	—		5.70%	9,909	9,967
Churchill, PA	Aug 2024	—		3.50%	5,016	5,049
Chicago, IL (8)	N/A	—		N/A	—	8,579

					$476,424	$444,933

(1)	The one-month LIBOR rate at March 31, 2014 was 0.152%. The one-month LIBOR rate at December 31, 2013 was 0.1677%.
(2)	The loan has a LIBOR floor of 0.5% and an interest rate cap which caps LIBOR at 0.5%.
(3)	The loan has an interest rate cap which caps LIBOR at 1%.
(4)	The loan has a LIBOR floor of 1% and an interest rate cap which caps LIBOR at 1.75% through May 15, 2014.
(5)	The loan has an interest rate swap which effectively fixes LIBOR at 0.5%.
(6)	The loan has an interest rate swap which effectively fixes LIBOR at 0.69%.
(7)	The loan interest rate is 5.75% plus the greater of 0.25% or LIBOR.
(8)	The loan obligation was removed in connection with the sale of the Trust’s interest in the property.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2014

Non-Recourse Secured Financing

At December 31, 2013 the Trust had two non-recourse secured financings in the aggregate amount of $29,150,000. During February 2014, the loans that were collateral for the secured financings were sold. As a result of the sale, the secured financings are no longer an obligation of the Trust.

Notes Payable

In conjunction with the loan modification on the property located in Cerritos, California the Trust assumed a $14,500,000 B Note that bears interest at 6.6996% per annum and requires monthly payments of approximately $12,000 with the balance of the interest accruing. The loan modification agreement provides for a participation feature whereby the B Note can be fully satisfied with proceeds from the sale of the property after the Trust receives its 9.0% priority return on its capital, during a specified time period as defined in the loan modification document. The carrying value of the participating B Note, which approximates fair value, was $893,000 at March 31, 2014 and $942,000 at December 31, 2013. The inputs used in determining the estimated fair value of the Trust’s Notes Payable are categorized as Level 3 in the fair value hierarchy.

9.	Revolving Line of Credit

The Trust had a revolving line of credit in the principal amount of $50,000,000 which bore interest at LIBOR plus 3% and had a maturity date of March 3, 2014 with a one year option to extend the maturity date to March 3, 2015. The Trust elected not to exercise its option to extend the line of credit.

The outstanding balance under the facility was $0 at March 31, 2014 and December 31, 2013. The Trust was required to pay a commitment fee on the unused portion of the line, which amounted to approximately $29,000 for the three months ended March 31, 2014, and approximately $43,000 for the three months ended March 31, 2013.

10.	Senior Notes Payable

In August 2012 the Trust issued a total $86,250,000 of its 7.75% Senior Notes (the “Notes”) at an issue price of 100% of par value. The Notes mature on August 15, 2022 and bear interest at the rate of 7.75% per year, payable quarterly in arrears. The Trust may redeem the Notes, in whole or in part, at any time, or from time to time, on or after August 15, 2015 at a redemption price in cash equal to 100% of the principal amount redeemed plus accrued and unpaid interest.

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

The Trust has exposure to fluctuations in market interest rates. The Trust seeks to limit its risk to interest rate fluctuations through match financing on its assets as well as through hedging transactions. The Trust’s derivative financial instruments are classified as other assets and other liabilities on the balance sheet.

The Trust’s objective in using interest rate derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Trust primarily uses interest rate caps and interest rate swaps as part of its interest rate risk management strategy relating to certain of its variable rate debt instruments.

The effective portion of changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2014 and March 31, 2013 interest rate hedges were used to hedge the variable cash flows associated with existing variable-rate debt. The Trust also assesses, both at its inception and on an ongoing basis, whether the hedging instrument is highly effective in achieving offsetting changes in the cash flows attributable to the hedged item. The ineffective portion of the change, if any, in fair value of the derivatives is recognized directly in earnings. The Trust did not record any hedge ineffectiveness during the three months ended March 31, 2014 and March 31, 2013. The Trust has recorded changes in fair value related to the effective portion of its interest rate hedges designated and qualifying as cash flow hedges totaling $145,000 and $1,000 of comprehensive loss for the three months ended March 31, 2014 and March 31, 2013, respectively.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2014

The table below presents information about the Trust’s interest rate caps and swaps that are included on the consolidated balance sheet that were designated as cash flow hedges of interest rate risk at March 31, 2014 (in thousands):

Maturity	Strike Rate	Notional Amount of Hedge	Cost of Hedge	Estimated Fair Value of Hedge	Change in Hedge Valuations Included in Other Comprehensive Income for the Three Months Ended March 31, 2014

Aug 2014	0.50%	$13,052	$22	$—	$2
May 2016	0.50%	42,193	—	(48)	(16)
Oct 2016	0.69%	150,000	—	(141)	(55)
Nov 2017	4.00%	50,000	165	172	(38)
Nov 2018	5.00%	50,000	220	186	(38)

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designed as cash flow hedges for the three months ended March 31, 2014 and 2013, respectively (in thousands):

	2014	2013

Amount of gain (loss) recognized in accumulated other comprehensive income on interest rate derivatives (effective portion)	$(147)	$(1)

Amount of gain (loss) reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$2	$—

Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	$—	$—

The table below presents information about the Trust’s interest rate caps and swaps that were not designated as cash flow hedges (in thousands):

Maturity	Strike Rate	Notional Amount of Hedge	Cost of Hedge	Estimated Fair Value	Change in Hedge Valuations Included in Interest Expense for the Three Months Ended March 31, 2014

May 2014	1.75%	$51,982	$434	$—	$—
Oct 2014	1.00%	5,753	174	—	—
Aug 2015	3.00%	25,500	10	10	—

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2014

12.	Non-controlling Interests

Houston, Texas Operating Property – During 2013 a wholly-owned subsidiary of the Trust acquired two quarter-unit limited partner interests from non-controlling interest partners, representing 2% of Westheimer Holding LP (“Westheimer”) for an aggregate purchase price of $150,000. As a result, the Trust now owns 32% of Westheimer. The Trust accounted for these purchases as equity transactions recording the difference in the $253,000 carrying value of the acquired non-controlling interest and the purchase price as a $103,000 increase in paid-in capital.

Chicago, Illinois Operating Property – On March 5, 2014 the Trust sold its interest in its consolidated Chicago, Illinois property known as River City which resulted in a decrease in non-controlling interest of $3,764,000. See Note 4 – Acquisition and Disposition Activity for details on the sale.

Norridge, Illinois Operating Property – On March 5, 2014 the Trust acquired the general partner interest in the Norridge Property. The consolidation of the property resulted in an increase in non-controlling interest of $16,391,000. See Note 4 – Acquisition and Disposition Activity for details on the acquisition.

The changes in the Trust’s ownership interest in the subsidiaries impacted consolidated equity during the period shown as follows:

	Three Months Ended March 31,
	2014	2013

Net income attributable to Winthrop Realty Trust	$641	$13,746

Increase (decrease) in Winthrop Realty Trust paid in capital adjustments from transaction with non-controlling interests	—	52

Changes from net income attributable to Winthrop Realty Trust and transfers from non-controlling interest	$641	$13,798

13.	Discontinued Operations

During 2013 the Trust’s office properties located in Deer Valley, Arizona; Lisle, Illinois (701 Arboretum) and Andover, Massachusetts and its retail properties in Seabrook, Texas and Denton, Texas were sold and are included in discontinued operations for all periods presented. During 2014 the Trust’s residential property in Meriden, Connecticut and its office property in Chicago, Illinois (River City) were sold and are included in discontinued operations for all periods presented. The Trust’s two office properties located in Englewood, Colorado, which were under contract to be sold, were classified as held for sale at March 31, 2014 and are included in discontinued operations for all periods presented.

Assets held for sale at March 31, 2014 consist of land and building of $17,375,000, accrued rental income of $5,032,000, intangibles of $2,716,000 and other assets of $33,000. Liabilities of assets held for sale at March 31, 2014 consist of below market intangibles of $119,000 and accounts payable, accrued liabilities and other liabilities of $1,063,000.

Results for discontinued operations for the three months ended March 31, 2014 and 2013 are as follows (in thousands):

	For the Three Months Ended
	March 31, 2014	March 31, 2013

Revenues	$1,981	$3,400
Operating expenses	(1,330)	(1,530)
Interest expense	(446)	(341)
Depreciation and amortization	(525)	(1,086)
Gain on sale of assets	4,425	2,775

Income from discontinued operations	$4,105	$3,218

14.	Commitments and Contingencies

In addition to the initial purchase price of certain loans and operating properties, the Trust has future funding commitments attributable to its 450 W 14th Street property, 701 Seventh Avenue investment and 1515 Market Street loan which total approximately $31,869,000 at March 31, 2014. The Trust has a ground lease related to its property located at 450 W 14th Street, New York, New York which expires on June 1, 2053. As of March 31, 2014, in connection with the ground lease, the Trust has commitments of $1,060,000, $1,463,000, $1,592,000, $1,656,000, $1,791,000 and $107,627,000 for the years ended December 31, 2014, 2015, 2016, 2017, 2018 and thereafter, respectively.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2014

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

Churchill, Pennsylvania - In 2011 the Trust was conveyed title to the land underlying the Churchill, Pennsylvania property. Prior to the conveyance of the land, a Phase II environmental study was performed. The study found that there were certain contaminants at the property all of which were within permitted ranges. In addition, given the nature and use of the property currently and in the past as a laboratory that analyzes components and machinery that were utilized at nuclear power plants, it is possible that there may be contamination that could require remediation.

15.	Related-Party Transactions

FUR Advisors - The activities of the Trust are administered by FUR Advisors LLC (“FUR Advisors”) pursuant to the terms of the Advisory Agreement between the Trust and FUR Advisors. FUR Advisors is controlled by and partially owned by the executive officers of the Trust. Pursuant to the terms of the Advisory Agreement, FUR Advisors is responsible for providing asset management services to the Trust and coordinating with the Trust’s shareholder transfer agent and property managers. FUR Advisors is entitled to receive a base management fee and in certain instances, a termination fee and/or an incentive fee in accordance with the terms of the Advisory Agreement. In addition, FUR Advisors or its affiliate is also entitled to receive property and construction management fees subject to the approval of the independent Trustees of the Trust.

The following table sets forth the fees and reimbursements paid by the Trust for the three months ended March 31, 2014 and 2013 to FUR Advisors and Winthrop Management LP (“Winthrop Management”) (in thousands):

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Base Asset Management Fee (1)	$2,375	$2,266
Property Management Fee	319	282
Construction Management Fee	79	131

	$2,773	$2,679

(1)	Includes fees on third party equity contributions of $25 and $29 for the three months ended March 31, 2014 and 2013, respectively.

Base Asset Management Fee – FUR Advisors is entitled to receive a base management fee of 1.5% of equity as defined in the Advisory Agreement and in certain instances, a termination fee and/or incentive fee in accordance with the terms of the Advisory Agreement. Additionally, FUR Advisors receives a fee equal to 0.25% of any equity contributions by unaffiliated third parties to a venture managed by the Trust.

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

At March 31, 2014 $2,375,000 payable to FUR Advisors and $230,000 payable to Winthrop Management were included in accounts payable and accrued liabilities.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2014

16.	Reportable Segments

FASB guidance on segment reporting establishes standards for the way that public business enterprises report information about reportable segments in financial statements and requires that those enterprises report selected financial information about reportable segments in interim financial reports issued to shareholders.

Based on the Trust’s method of internal reporting, management determined that it has three reportable segments: (i) the ownership of operating properties; (ii) the origination and acquisition of loans and debt securities secured directly or indirectly by commercial and multi-family real property – collectively, loan assets; and (iii) the ownership of equity and debt securities in other REITs – REIT securities.

The operating properties segment includes all of the Trust’s wholly and partially owned operating properties. The loan assets segment includes all of the Trust’s activities related to real estate loans including loans receivable, loan securities and equity investments in loan related entities. The REIT securities segment includes all of the Trust’s activities related to the ownership of securities in other publicly traded real estate companies. In addition to its three reportable segments, the Trust reports non-segment specific income and expense under corporate income (expense).

The following table summarizes the Trust’s assets by reportable segment for the periods ended March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013

Assets
Operating properties	$897,195	$845,698
Loan assets	95,279	147,702
REIT securities	—	—
Corporate
Cash and cash equivalents	102,512	112,512
Restricted cash	3,048	186
Accounts receivable and prepaids	382	543
Deferred financing costs	2,543	2,645
Assets held for sale	25,156	23,038

Total Assets	$1,126,115	$1,132,324

Capital Expenditures
Operating Properties	$1,408	$3,892

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2014

The Trust defines operating income for each segment presented as all items of income and expense directly derived from or incurred by each reportable segment before depreciation, amortization, interest expense and other non-recurring non-operating items. Interest on cash reserves, general and administrative expenses and other non-segment specific income and expense items are reported under corporate income (expense). The following table presents a summary of revenues from operating properties, loan assets and REIT securities and expenses incurred by each segment for the three months ended March 31, 2014 and 2013 (in thousands):

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Operating Properties
Rents and reimbursements	$19,507	$12,054
Operating expenses	(7,434)	(3,685)
Real estate taxes	(2,194)	(737)
Equity in earnings of preferred equity investment in Fenway-Wateridge	7	202
Equity in loss of Sealy Northwest Atlanta	(128)	(146)
Equity in loss of Marc Realty investment	(5)	(60)
Equity in income of WRT-Elad	1,236	443
Equity in income of Vintage Housing	1,620	1,921
Equity in income of 701 Seventh Avenue	1,558	697
Equity in income of Fenway-Wateridge	52	36
Equity in income of Mentor	20	17
Equity in loss of Atrium Mall	(3)	—

Operating properties operating income	14,236	10,742
Depreciation and amortization expense	(7,399)	(4,154)
Interest expense	(3,771)	(3,284)
Impairment loss on investments in real estate	(9,200)	—

Operating properties net (loss) income	(6,134)	3,304

Loan Assets
Interest	4,292	4,454
Discount accretion	1,205	716
Equity in loss of ROIC Lakeside Eagle	(11)	(13)
Equity in income of Concord Debt Holdings	266	35
Equity in income of CDH CDO	433	150
Equity in income of Concord Debt Holdings (1)	90	14
Equity in income of CDH CDO (1)	833	480
Equity in income of WRT-Stamford	229	221
Equity in income of RE CDO management	4	3,770
Equity in income of 10 Metrotech	—	304

Loan assets operating income	7,341	10,131
General and administrative expense	(216)	(14)
Interest expense	(121)	(580)

Loan assets net income	7,004	9,537

REIT Securities
Interest and dividends		150
Gain (loss) on sale of securities carried at fair value	—	(102)
Unrealized gain on securities carried at fair value	2	1,718

REIT securities net income	—	1,766

Net income from segments before corporate income (expense)	872	14,607

Reconciliations to GAAP Net Income:
Corporate Income (Expense)
Interest income	85	69
Interest expense	(1,801)	(1,827)
General and administrative	(1,426)	(830)
Related party fees	(2,375)	(2,266)
Transaction costs	(250)	(6)
State and local taxes	(12)	(14)

(Loss) income from continuing operations before non-controlling	(4,907)	9,733
Non-controlling interest	1,443	795

(Loss) income from continuing operations	(3,464)	10,528
Income from discontinued operations	4,105	3,218

Net Income Attributable to Winthrop Realty Trust	$641	$13,746

(1)	Represents the interest acquired from Lexington Realty Trust on May 1, 2012.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2014

17.	Variable Interest Entities

Consolidated Variable Interest Entities

Consolidated variable interest entities are those where the Trust is the primary beneficiary of a variable interest entity. The primary beneficiary is the party that has a controlling financial interest in the VIE, which is defined by the entity having both of the following characteristics: 1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance, and 2) the obligation to absorb losses and right to receive the returns from the VIE that could be significant to the VIE. The Trust has identified two consolidated variable interest entities; its Cerritos, California office property and 1515 Market Street, it’s office property located in Philadelphia, Pennsylvania. The Trust has no future funding obligations to these entities and the Trust’s maximum exposure to loss is limited to its invested capital.

Variable Interest Entities Not Consolidated

Equity Method and Preferred Equity Investments - The Trust has reviewed its various equity method and preferred equity investments and identified six investments for which the Trust holds a variable interest in a VIE. Of these six interests there are two investments for which the underlying entities do not have sufficient equity at risk to permit them to finance their activities without additional subordinated financial support. There are four additional entities for which the VIE assessment was primarily based on the fact that the voting rights of the equity holders are not proportional to their obligations to absorb expected losses and rights to receive residual returns of the legal entities. These unconsolidated joint ventures are those where the Trust is not the primary beneficiary of a VIE.

Loans Receivable and Loan Securities - The Trust has reviewed its loans receivable and loan securities and two of these assets have been identified as variable interests in a VIE because the equity investment at risk at the borrowing entity level is not considered sufficient for the entity to finance its activities without additional subordinated financial support. There is one investment where the equity holders lack the right to receive returns due to the lender’s participation interest in the debt.

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

Securities Repurchase Plan – On April 28, 2014 the Trust’s Board of Trustees approved a share repurchase plan which will permit the Trust to repurchase its Series D Preferred Shares and its Senior Notes, each at prices to be determined by the Board of Trustees. The purchases of the Series D Preferred Shares and the Senior Notes will be executed periodically as market and business conditions warrant on the open market, in negotiated or block trades, or under a 10b5-1 plan, which would permit securities to be repurchased when the Trust might otherwise be prevented from doing so. The share repurchase plan does not obligate the Trust to repurchase any dollar amount or number of securities. The repurchase plan does not have an expiration date and may be limited or terminated by the Board of Trustees at any time without prior notice.

As of May 8 2014, the Trust has acquired $9,291,000 of its outstanding Senior Notes for an aggregate price of $9,738,000.

Crossroads I & II Property Sale – On May 1, 2014 the Trust sold its wholly-owned office properties referred to as Crossroads I and Crossroads II located in Englewood, Colorado for aggregate gross sale proceeds of $31,100,000.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2014

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “would,” “may” or similar expressions in this Quarterly Report on Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, but are not limited to, those set forth in our Annual Report on Form 10-K for the year ended December 31, 2013 under “Forward Looking Statements” and “Item 1A – Risk Factors,” as well as our other filings with the Securities and Exchange Commission. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on forward-looking statements, which are based on information, judgments and estimates at the time they are made, to anticipate future results or trends.

Management’s Discussion and Analysis of Financial Condition and Results of Operations include a discussion of our unaudited consolidated financial statements and footnotes thereto for the three months ended March 31, 2014 as compared with the three months ended March 31, 2013. These unaudited financial statements are prepared in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Overview

As a diversified REIT, we operate in three strategic segments: (i) operating properties; (ii) loan assets; and (iii) REIT securities. As value investors we focus and aggressively pursue our investment activity in the segment we believe will generate the greater overall return to us given market conditions at the time. In prior years we have demonstrated our ability to adjust our business plan to capitalize on evolving market conditions both with respect to business segment and capital structure. We have historically invested in opportunities which we believed would yield superior risk adjusted returns. These investments have in the past had, and may in the future have returns weighted towards the back end of the invested life which negatively impact current earnings and funds from operations.

In connection with our strategy, in certain instances, we sought to acquire assets through joint ventures which allowed us to employ third party co-investment capital to maximize diversification of risk and reduce capital concentration and in certain instances leverage off of our joint venture partner’s experience and expertise in specific geographic areas and/or specific asset types.

As value investors, we have focused and aggressively pursued our investment activity in the real estate investment segments we believe will generate the greater overall return to us given market conditions at the time. In prior years we have demonstrated our ability to adjust our business plan to capitalize on evolving market conditions both with respect to business segment and capital structure.

On April 28, 2014, our Board of Trustees unanimously adopted a plan of liquidation, the implementation of which is subject to approval by the holders of a majority of our common shares. If approved by our common shareholders, the plan will provide for an orderly liquidation of our assets. We expect that a preliminary proxy statement with respect to the special meeting of shareholders at which the approval of the plan will be sought will be filed with the Securities and Exchange Commission in May with a meeting date expected to be held by not later than August of this year.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2014

The decision to adopt the plan of liquidation followed a lengthy process in which our Board of Trustees explored numerous alternatives including continuing under our current or a revised business plan, acquiring through merger or otherwise the assets of another real estate company, seeking to dispose of its assets through a merger or a portfolio sale, and liquidation. Based on a number of factors, the Board of Trustees determined that a liquidation of our assets at this time was in the best interest of our common shareholders. The factors considered included:

•	The relative stagnant price of the Common Shares over the past three years.

•	The continued failure of the Common Share price to approximate the low end of our reported net asset value.

•	The limited trading volume in the Common Shares that was prevalent prior to our announcement of the adoption of the plan of liquidation and the certainty of liquidity that a liquidation offers at a value that is expected to be not less than the low end of our reported net asset value.

•	The nature of our business strategy which is to invest in opportunistic real estate investments and the lack of such investments in the current market environment which would be accretive to our shareholders particularly in light of our cost of capital.

•	The limitation, absent a plan of liquidation, on the number of assets that we can sell in any calendar year due to applicable federal tax law restrictions in order not to be subject to a 100% tax on gain from sales.

•	Our inability to raise capital through the sale of Common Shares at a price that is not dilutive to existing shareholders.

•	The inability to obtain an offer for the entire company that our board believed was commensurate with the projected proceeds that could be obtained from a liquidation of our assets.

•	The overall return to shareholders during the past five years which is both below the Trust’s peer group (i.e., REITs with a diversity and other property focus and have a current market value as of January 27, 2014 of less than $750 million) and the MSCI US REIT index.

•	The expectation that all liquidating distributions will be paid in cash thereby eliminating the uncertainty associated with the receipt of non-cash consideration.

•	The costs of continuing to operate a public company.

•	The federal income tax benefits that may be derived from the adoption of a plan of liquidation as all dividends on common shares will be deemed a return of capital until the applicable holder has received dividends totaling its cost basis.

In addition, our Board of Trustees also considered potentially negative factors in their deliberations concerning the liquidation, including the following:

•	There could be no assurance that the Trust will be successful in disposing of its assets for values equal to or exceeding the low range of our estimate of net asset value or that the dispositions will occur in the time frame expected.

•	The anticipated expenses and potential for unforeseen expenses that will or may be incurred in connection with the sale of our assets and the continued operation of the Trust.

•	The inability to take advantage of future changes in market conditions which could provide for presently unforeseen opportunistic investments that satisfy our investment strategy and minimum return parameters.

•	Depending on their tax basis in their shares, shareholders may recognize taxable gain in connection with the completion of the liquidation.

•	We may determine to distribute assets to a liquidating trust which may cause our shareholders to recognize taxable gain at the time of such distribution to the liquidating trust which we expect to occur, if at all, two years after the adoption of the plan of liquidation and may have adverse tax consequences on tax-exempt and foreign shareholders.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2014

•	If the plan is approved and is implemented, shareholders will no longer participate in any future earnings or growth of the Trust’s assets or benefit from any increases in their value once such asset is sold.

•	As opposed to a business combination with a relatively short time frame during which a third party would acquire the Trust, the liquidation process would involve a longer distribution process and will require the Trust to incur potentially larger administrative and other costs.

•	Certain conflicts of interest could exist for the Trust’s management in connection with the liquidation.

•	The likelihood that the price of the common shares will decrease as we make distributions to shareholders.

•	The potential loss of key personnel who provide services to the Trust and FUR Advisors.

If the plan of liquidation is approved by the common shareholders, we will then seek to sell all of our assets with a view towards completing the liquidation within a two year period. In order to comply with applicable tax laws, any of our assets not disposed of within such two year period would be transferred into a liquidating trust and the holders of interests in the Trust at such time will be beneficiaries of such liquidating trust. It is impossible at this time to determine the ultimate amount of liquidation proceeds that will actually be distributed to common shareholders or the timing of such payments.

If the plan is not adopted by our shareholders, we will either, continue to operate as we have in the past, modify our investment philosophy or seek other strategic transactions we believe to be in the best interest of our shareholders.

Although we expect that our Common Shares will continue to be traded on the New York Stock Exchange until its assets are either disposed of or transferred to a liquidating trust, under New York Stock Exchange rules it is possible that following the implementation of the plan of liquidation and prior to the disposition of all of the assets that the Common Shares could be delisted. If this were to occur, we expect that we will use all reasonable efforts to have the Common Shares listed on another national stock exchange or on the NASDAQ stock market.

Loan Assets

During the first quarter of 2014 we sold five loan assets for net cash proceeds of $42,917,000 including $5,865,000 of discount accretion, and we received $3,090,000 in loan repayments. In addition, we originated a $15,500,000 loan collateralized by a majority of the limited partnership interests in entities that own Edens Center and Norridge Commons, two retail shopping centers located in Chicago, Illinois. We also increased our Playa Vista mezzanine loan by $1,992,000.

With the exception of our $1,500,000 mezzanine loan collateralized by a flex warehouse property located in Shirley, New York which was recently vacated by its tenant and is in default, all of our loan assets are performing in accordance with their terms.

Operating Properties

Acquisition Activity

Norridge Commons - equity acquisition – On March 5, 2014 we acquired for $250,000 all of the issued and outstanding shares of Harlem Properties, Inc. (“Harlem”). Harlem is the entity that ultimately controls the entity that owns Norridge Commons. Through our ownership of Harlem, we have an effective 3.75% interest in the property and control the business of the entity and all decisions affecting the entity, its policy and its management.

Edens Center – equity acquisition – On March 5, 2014 we acquired for $250,000 all of the issued and outstanding shares of Edens Properties, Inc. (“Edens”). Edens is the general partner of a limited partnership that is a general partner of Edens Center Associates, the entity that owns Edens Plaza.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2014

Disposition Activity

Newbury Apartments – property sale – On February 26, 2014 we sold our interest in the Newbury Apartments property located in Meriden, Connecticut to an independent third party for gross sale proceeds of $27,500,000. After transfer of the debt, we received net proceeds of approximately $5,106,000 and recorded a gain of $4,423,000 on the sale of the property which is included in income from discontinued operations.

Consolidated Operating Properties

During the first quarter of 2014 we saw increases in our operating income from our operating properties as a result of positive operating results from our new store properties. Our same store properties generated decreased operating income of $974,000 while our new store properties generated operating income of $4,194,000 for the quarter ended March 31, 2014. See our Results of Operations section below for details of our consolidated properties net income. As of March 31, 2014 our consolidated properties were approximately 92.7% leased compared to approximately 90.0% leased at December 31, 2013.

Equity Investments

Vintage Housing - During the three months ended March 31, 2014, we recorded net income from our investment in Vintage Housing of $1,620,000 and received cash distributions of $1,387,000. The Vintage properties were 97% occupied at February 28, 2014. We have elected to recognize our earnings on a one month lag.

Sullivan Center – We recognized $1,236,000 of income on the investment during the three months ended March 31, 2014 and received cash distributions of $970,000. The Sullivan Center was 83% leased at February 28, 2014. We have elected to recognize our earnings on a one month lag.

701 Seventh Avenue – We invested an additional $38,723,000 to this venture in the first quarter of 2014 bringing our total investment to $92,159,000 at March 31, 2014. During the quarter ended March 31, 2014 we recorded net income from our investment in 701 Seventh Avenue of $1,558,000 and received cash distributions of $368,000. We have elected to recognize our earnings on a three month lag.

Marc Realty – On March 5, 2014 we sold to Marc Realty our interest in three suburban Chicago, Illinois properties and our interest in the River City, Chicago, Illinois consolidated property for a gross sales price of $6,000,000. The sale price was paid with $1,500,000 cash and a $4,500,000 loan receivable. The loan bears interest at a rate of 6% per annum, increasing to 7% per annum on the first anniversary and to 8% on the second anniversary. The loan requires monthly payments of interest only and matures on March 1, 2017.

We also granted to Marc Realty an option exercisable prior to March 1, 2016 to acquire our interest in the remaining property located at 223 W. Jackson, Chicago, Illinois for a purchase price, depending on adjustments and timing, expected to be not less than $5,800,000.

REIT Securities

There was no significant activity in this segment during the quarter ended March 31, 2014. As of March 31, 2014 we had no REIT securities holdings.

Liquidity and Capital Resources

At March 31, 2014, we held $102,512,000 in unrestricted cash and cash equivalents.

We believe that cash flow from operations will continue to provide adequate capital to fund our operating and administrative expenses, as well as debt service obligations in the short term. As a REIT, we must distribute annually at least 90% of our REIT taxable income.

Our primary sources of funds include:

•	cash and cash equivalents;

•	rents and reimbursements received from our operating properties;

•	payments received under our loan assets;

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2014

•	sale of existing assets;

•	cash distributions from joint ventures; and

•	asset specific borrowings.

Contractual Obligations

Future Funding Requirements

We have future funding requirements relating to our 450 W 14th Street property, our 701 Seventh Avenue investment and our 1515 Market Street loan which total approximately $31,869,000 at March 31, 2014.

Debt Maturities

At March 31, 2014, our balance sheet contains mortgage loans payable of $476,424,000. We have $18,804,000 maturing in 2014, $42,500,000 maturing in 2015, with the remainder maturing in 2016 or later. With respect to our two mortgage loans maturing in 2014, we anticipate exercising our one year extension options which are available on each loan. Our Senior Notes, which have an outstanding balance of $86,250,000 at March 31, 2014, mature on August 15, 2022. Our revolving line of credit had no amounts outstanding and matured in March 2014. We elected not to exercise our one remaining one-year renewal option. We continually evaluate our debt maturities and, based on our current assessment, we believe there are viable financing and refinancing alternatives for debts as they mature that will not materially adversely impact our liquidity or our expected financial results.

Cash Flows

Our level of liquidity based upon cash and cash equivalents decreased by approximately $10,000,000 from $112,512,000 at December 31, 2013 to $102,512,000 at March 31, 2014.

Our cash flow activities for the three months ended March 31, 2014 and 2013 are summarized as follows (in thousands):

	For the Three Months Ended March 31,
	2014	2013
Net cash flow provided by operating activities	$12,666	$9,184
Net cash flow provided by (used in) investing activities	(11,726)	44,158
Net cash flow used in financing activities	(10,940)	(19,576)

Increase (decrease) in cash and cash equivalents	$(10,000)	$33,766

Operating Activities

For the three months ended March 31, 2014 our operating activities generated a net loss of $802,000 and positive cash flow of $12,666,000. Our cash provided by operations reflects our net income adjusted by: (i) an increase for non-cash items of $7,180,000 representing primarily earnings of equity investments, gains on sales of real estate investments, current period loan discount accretion and unrealized gains on securities carried at fair value offset by adding back depreciation and amortization expenses, and $9,200,000 for impairment charges; (ii) an increase of $5,008,000 for discount accretion received in cash; (iii) an increase of $3,926,000 for distributions from non-consolidated interests; and (iv) a net decrease due to changes in other operating assets and liabilities of $2,646,000. See our discussion of “Results of Operations” below for additional details on our operations.

Investing Activities

Cash flow used in investing activities for the three months ended March 31, 2014 was approximately $11,726,000 as compared to cash provided by investing activities of approximately $44,158,000 for the comparable period in 2013. Cash is used in investing activities primarily to fund acquisitions, loan originations and net investments in unconsolidated joint ventures.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2014

Net cash used in investing activities of $11,726,000 for the three months ended March 31, 2014 was comprised primarily of the following:

•	$38,723,000 for an additional capital contribution to our 701 Seventh Avenue equity investment

•	$15,500,000 for our mezzanine loan origination;

•	$1,992,000 for an additional advance on our Playa Vista loan receivable; and

•	$1,482,000 for investment in capital and tenant improvements at our operating properties.

These uses of cash flow were offset primarily by:

•	$37,177,000 in proceeds, excluding the discount accretion, from the sale of five loans receivable;

•	$5,610,000 in proceeds from the sale of our Meriden, Connecticut residential property; and

•	$3,089,000 in collection of loans receivable.

Financing Activities

Cash flow used in financing activities for the three months ended March 31, 2014 was approximately $10,940,000 as compared to approximately $19,576,000 for the comparable period in 2013. This change of approximately $8,636,000 was primarily the result of our repayment of our Queensridge secured financing payable in 2013.

Net cash used in financing activities of $10,940,000 for the three months ended March 31, 2014 was comprised primarily of the following:

•	$5,819,000 for dividend payments on our Common Shares;

•	$2,787,000 placed in escrow to fund dividends on our Series D Preferred Shares payable April 1, 2014; and

•	$2,450,000 for principal payments on our mortgage loans payable.

These uses of cash flow were partially offset by $149,000 in contributions from non-controlling interests and $91,000 in proceeds from the issuance of Common Shares under our Dividend Reinvestment Plan.

Common and Preferred Share Dividends

As a result of our emphasis on total return, while we have sought to achieve a stable, predictable dividend for our shareholders, we have not selected or managed our investments for short-term dividend growth, but rather towards achieving overall superior total return. The amount of our dividend has depended on the actual cash flow, financial condition, capital requirements, utilization of available capital losses, distribution requirements for REITs under the Internal Revenue Code, limitations imposed by the provisions of our Series D Preferred Shares, and such other factors as our Board of Trustees deemed relevant. For the quarter ended March 31, 2014, we paid a regular quarterly dividend of $0.1625 per Common Share and a regular quarterly dividend of $0.578125 per Series D Preferred Share.

If the plan of liquidation is adopted, as required by the terms of our Series D Preferred Shares, at such time, if at all, as the plan of liquidation is approved by the common shareholders, dividends on our common shares will be suspended until the $120,500,000 liquidation preference on our Series D Preferred Shares is satisfied. In addition, we currently intend to satisfy (or establish a sufficient reserve with which to satisfy) our 7.75% Senior Notes that have an outstanding balance of $86,250,000 before resumption of dividends on our common shares. Thereafter, any dividends payable on our common shares will be dependent on the proceeds received from the sale of our assets and any limitations imposed by agreements to which we are subject. Any such dividends on the common shares after the adoption of the plan of liquidation will be deemed a return of capital until the applicable holder has received dividends totaling its cost basis.

If the plan of liquidation is not adopted by our common shareholders, we expect to continue applying the standards utilized in the past and noted above with respect to our dividends on a quarterly basis which may cause the dividends to increase or decrease depending on these various factors.

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

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2014

Results of Operations

All per share amounts presented in this section are on a diluted basis. Net loss attributable to Common Shares was $2,242,000 or $0.06 per Common Share for the three months ended March 31, 2014 as compared with net income of $10,957,000 or $0.33 per Common Share for the three months ended March 31, 2013. Funds From Operations (FFO) attributable to Common Shares was $10,526,000 or $0.29 per Common Share for the three months ended March 31, 2014 as compared to FFO of $15,263,000 or $0.46 per Common Share for the three months ended March 31, 2013.

Our results are discussed below by segment:

•	Operating Properties – our wholly and partially owned operating properties;

•	Loan Assets – our loans receivable, loan securities carried at fair value, and equity investments in loan assets; and

•	REIT Securities – our ownership of equity and debt securities in other real estate investment trusts.

Non-segment specific results, which include interest on cash reserves, general and administrative expenses and other non-segment specific income and expense items, are reported under corporate income (expense).

The following table summarizes our assets by segment (in thousands):

	March 31, 2014	December 31, 2013

Operating properties	$897,195	$845,698
Loan assets	95,279	147,702
REIT securities	—	—
Corporate
Cash and cash equivalents	102,512	112,512
Restricted cash	3,048	186
Accounts receivable and prepaids	382	543
Deferred financing costs	2,543	2,645
Assets held for sale	25,156	23,038

Total Assets	$1,126,115	$1,132,324

The increase in operating property assets was due primarily to the consolidation of Norridge Commons and additional contributions to our 701 Seventh Avenue equity investment which were partially offset by the sale of our River City property and the classification of our two Englewood, Colorado properties to discontinued operations.

The decrease in loan assets was due primarily to the sale of five loans.

Comparison of Three Months ended March 31, 2014 versus Three Months ended March 31, 2013

The following table summarizes our results from continuing operations by reportable segment for the three months ended March 31, 2014 and 2013 (in thousands):

	2014	2013

Operating properties	$(6,134)	$3,304
Loan assets	7,004	9,537
REIT securities	2	1,766
Corporate expenses	(5,779)	(4,874)

Income (loss) from continuing operations	$(4,907)	$9,733

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2014

Operating Properties

The following table summarizes our results from continuing operations for our operating properties segment for the three months ended March 31, 2014 and 2013 (in thousands):

	2014	2013

Rents and reimbursements	$19,507	$12,054
Operating expenses	(7,434)	(3,685)
Real estate taxes	(2,194)	(737)
Equity in loss of Marc Realty investments	(5)	(60)
Equity in loss of Sealy Northwest Atlanta	(128)	(146)
Equity in income of 701 Seventh WRT Investors	1,558	697
Equity in income of WRT-Fenway Wateridge	59	238
Equity in income of Vintage Housing	1,620	1,921
Equity in income of WRT-Elad	1,236	443
Equity in income of Mentor	20	17
Equity in loss of Atrium Mall	(3)	—

Operating properties operating income	14,236	10,742

Depreciation and amortization expense	(7,399)	(4,154)
Interest expense	(3,771)	(3,284)
Impairment loss on investments in real estate	(9,200)	—

Operating properties net income (loss)	$(6,134)	$3,304

Operating income from our operating properties, which we define for our consolidated operating properties as all items of income and expense directly derived from or incurred by this segment before depreciation, amortization, interest expense and other non-recurring non-operating items and including our share of income or loss from equity investments increased by $3,494,000 compared to the prior year period.

The following table breaks out our operating results from same store properties (properties held throughout both the current and prior year reporting periods) and new store properties (in thousands):

Consolidated Operating Properties

	For the Three Months Ended March 31,
	2014	2013
Rents and reimbursements
Same store properties	$9,921	$10,193
New store properties	9,586	1,861

	19,507	12,054

Operating expenses
Same store properties	3,401	2,875
New store properties	4,033	810

	7,434	3,685

Real estate taxes
Same store properties	835	659
New store properties	1,359	78

	2,194	737

Consolidated operating properties operating income
Same store properties	5,685	6,659
New store properties	4,194	973

	$9,879	$7,632

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2014

The decrease in operating income for our same store properties was primarily the result of an increase in operating expenses of $525,000, a decrease in revenue of $272,000 and an increase in real estate taxes of $176,000.

The decrease in same store revenue was the result of:

•	An amendment to the lease terms for the tenant at our Amherst, New York property that reduced the average annual contractual obligation but extended the term of the lease through October 31, 2023.

•	A decrease in average occupancy at our Lisle, Illinois property known as 550 Corporetum from 82% to 78%; and

•	An increase in lease incentives at our Cerritos, California office property that have resulted in an increase in average occupancy from 54% to 68%.

Which were partially offset by:

•	Increased expense recoveries at 450 W 14th St. located in New York, New York;

•	Decreased concession costs at our Memphis, Tennessee residential property; and

•	Increased occupancy at our Greensboro, North Carolina residential property from 92% to 94%.

New store revenues for the three months ended March 31, 2014 were as follows:

•	$2,621,000 from our office property in Philadelphia, Pennsylvania;

•	$5,841,000 from our four luxury residential properties acquired on October 31, 2013;

•	$693,000 from our retail shopping center in Norridge, Illinois; and

•	$432,000 from our residential property in Oklahoma City, Oklahoma.

Operating expenses increased by $3,749,000 due primarily to increased expenses at our new store properties of $3,223,000. Same store operating expenses increased by $526,000 due primarily to the following:

•	a $354,000 straight line rent reserve on our Jacksonville, Florida property as a result of the pending sale of the property; and

•	an increase of $82,000 at our 550 Corporetum office property.

Real estate tax expense increased by $1,457,000 due primarily to increased expense at our new store properties of $1,281,000. The same store real estate tax expense increase was due primarily to an increase of $156,000 at our 450 W 14th St. office property.

Depreciation and amortization expense increased by $3,245,000 in 2014 primarily as a result of our new store properties. Interest expenses related to our operating properties increased by $1,462,000 primarily as a result of financing at our new store properties.

Non-Consolidated Operating Properties: Equity Investments

Net operating income from equity investments was $4,357,000 for the three months ended March 31, 2014 compared to net income of $3,110,000 for the three months ended March 31, 2013. The increase was due primarily to:

•	operating income from our 701 Seventh WRT Investors investment increased by $861,000 primarily as a result of our increased investment throughout 2013; and

•	operating income from our WRT-Elad investment increased by $793,000 as a result of having recognized losses in 2013 which brought our investment in WRT-ELAD One South State Equity LP to zero at December 31, 2013 and the suspension of recognition of additional losses in 2014.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2014

Loan Assets

The following table summarizes our results from our loan assets segment for the three months ended March 31, 2014 and 2013 (in thousands):

	2014	2013

Interest	$4,292	$4,454
Discount accretion	1,205	716
Equity in loss of ROIC-Lakeside Eagle LLC	(11)	(13)
Equity in earnings of Concord Debt Holdings	266	35
Equity in earnings of CDH CDO	433	150
Equity in earnings of Concord Debt Holdings (1)	90	14
Equity in earnings of CDH CDO (1)	833	480
Equity in earnings of WRT-Stamford	229	221
Equity in earnings of 10 Metrotech	—	304
Equity in earnings of RE CDO Management	4	3,770

Loan assets operating income	7,341	10,131

General and administrative expense	(216)	(14)
Interest expense	(121)	(580)

Loan assets net income	$7,004	$9,537

(1)	Represents the interest acquired from Lexington Realty Trust on May 1, 2012.

Operating income from loan assets, which we define as all items of income and expense directly derived from or incurred by this segment before general and administrative and interest expense and other non-recurring non-operating items, decreased by $2,790,000 as compared to the prior year period. The decrease was due primarily to:

•	a $3,117,000 decrease in net earnings from our equity investment loan assets primarily due to earnings in 2013 of $3,770,000 on our RE CDO Management investment which resulted from the sale of subordinated interests in collateralized debt obligation entities held by this venture; and

•	a $162,000 decrease in interest income as a result of our 2014 loan sales.

Partially offset by:

•	a $489,000 increase in discount accretion due primarily to the sale of our San Marbeya, 500-512 7th Avenue and Wellington Tower loan receivables which were sold at prices above our original acquisition cost.

REIT Securities

The following table summarizes our results from our REIT securities segment for the three months ended March 31, 2014 and 2013 (in thousands):

	2014	2013

Interest and dividends	$—	$150
Gain (loss) on sale of securities carried at fair value	2	(102)
Unrealized gain on securities carried at fair value	—	1,718

Operating income	$2	$1,766

Operating income from REIT securities, which we define as all items of income and expense directly derived from or incurred by this segment before interest expense, decreased by $1,764,000 as compared to the prior year period. The decrease was primarily due to the liquidation of all of our holdings of REIT securities in 2013.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2014

Corporate

The following table summarizes our results from our corporate segment for the three months ended March 31, 2014 and 2013 (in thousands):

	2014	2013

Interest income	$85	$69
General and administrative	(1,426)	(830)
Related party fees	(2,375)	(2,266)
Transaction costs	(250)	(6)
Interest expense	(1,801)	(1,827)
State and local taxes	(12)	(14)

Operating loss	$(5,779)	$(4,874)

The decrease in corporate operations for the comparable periods was due primarily to the following:

•	a $596,000 increase in general and administrative expense due to $414,000 in compensation expense associated with the issuance of Restricted Shares, a majority of which were issued in the second quarter of 2013; and

•	a $244,000 increase in transaction costs.

State income taxes were $12,000 and $14,000 for the three months ended March 31, 2014 and 2013, respectively, due primarily to our anticipated taxable income for state purposes, after deductions for dividends paid and after the utilization of net operating loss carryforwards, where applicable.

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

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2014

The following presents a reconciliation of net income to funds from operations for the three months ended March 31, 2014 and 2013 (in thousands, except per share amounts):

	2014	2013
Basic
Net income attributable to Winthrop Realty Trust	$641	$13,746
Real estate depreciation	4,676	3,263
Amortization of lease intangibles	3,248	1,977
Trust’s share of real estate depreciation and amortization of unconsolidated interests	1,793	2,623
Gain on sale of real estate	(4,425)	(2,775)
(Gain) loss on sale of equity investments	(69)	110
Impairment loss on investments in real estate	9,200	—
Less: Non-controlling interest share of depreciation and amortization	(1,635)	(877)

Funds from operations	13,429	18,067
Preferred dividend of Series D Preferred Shares	(2,787)	(2,787)
Amount allocated to Restricted Shares	(116)	(17)

FFO applicable to Common Shares - Basic	$10,526	$15,263

Weighted-average Common Shares	35,816	33,027

FFO Per Common Share - Basic	$0.29	$0.46

Diluted
Funds from operations	$13,429	$18,067
Preferred dividend of Series D Preferred Shares	(2,787)	(2,787)
Amount allocated to Restricted Shares	(116)	(17)

FFO applicable to Common Shares	$10,526	$15,263

Weighted-average Common Shares	35,816	33,027
Stock options	—	2
Restricted Shares	102	3

Diluted weighted-average Common Shares	35,918	33,032

FFO Per Common Share - Diluted	$0.29	$0.46

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2014

Critical Accounting Policies and Estimates

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Recently Issued Accounting Standards

See Item 1 – Note 2.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2014

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

The table below presents information about the Trust’s derivative financial instruments at March 31, 2014 (in thousands):

Type	Maturity	Strike Rate	Notional Amount of Hedge	Cost of Hedge	Estimated Fair Value of Cap

Cap	October 2014	1.00%	$5,753	$174	—
Cap	May 2014	1.75%	51,982	434	—
Cap	August 2014	0.50%	13,052	22	—
Swap	May 2016	0.50%	42,193	—	(48)
Swap	October 2016	0.69%	150,000	—	(141)
Cap	November 2017	4.00%	50,000	165	172
Cap	November 2018	5.00%	50,000	220	186

The fair value of our mortgage loans payable and secured financings, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, was $476,161,000 and $474,112,000 at March 31, 2014 and December 31, 2013, respectively. The fair value of our Senior Notes, based on quoted market prices, was $88,700,000 and $86,940,000 at March 31, 2014 and December 31, 2013, respectively.

The following table shows what the annual effect a change in the LIBOR rate would have on interest expense based upon our variable rate debt at March 31, 2014 taking into consideration the effect of our derivative financial investments (in thousands):

	Change in LIBOR (2)
	-0.15%	1%	2%	3%

Change in consolidated interest expense	$(9)	$511	$1,244	$1,669
Pro-rata share of change in interest expense of debt on non-consolidated entities (1)	(17)	104	163	211

(Increase) decrease in net income	$(26)	$615	$1,407	$1,880

(1)	Represents our pro-rata share of a change in interest expense in our Marc Realty, Sealy and 701 Seventh equity investments.
(2)	The one-month LIBOR rate at March 31, 2014 was 0.152%.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2014

The Trust’s equity investment in Vintage, which is reported on a 30 day lag, holds floating rate debt of approximately $170,141,000 and bears interest at a rate indexed to the Securities Industry and Financial Markets Association Municipal Swap Index (SIFMA). The following table shows the annual effect a change in the SIFMA rate would have on the Trust based on property level interest expense based upon the unhedged balances in variable rate debt at February 28, 2014 (in thousands):

	Change in SIFMA (1)
	-0.03%	1%	2%	3%

Change in consolidated interest expense	$—	$—	$—	$—
Pro-rata share of change in interest expense on Vintage debt	(28)	922	1,844	2,766

(Increase) decrease in net income	$(28)	$922	$1,844	$2,766

(1)	The one-month SIFMA rate at February 28, 2014 was 0.03%.

We may utilize various financial instruments to mitigate the potential negative impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies.

The following table show the annual effect a change in the LIBOR rate would have on interest income based upon our variable rate loan assets March 31, 2014 (in thousands):

	Change in LIBOR (1)
	-0.15%	1%	2%	3%

Change in consolidated interest income	$(2)	$196	$488	$781
Pro-rata share of change in interest income of loan assets in non-consolidated entities	(15)	100	200	300

Increase (decrease) in net income	$(17)	$296	$688	$1,081

(1)	The one-month LIBOR rate at March 31, 2014 was 0.152%.

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

FORM 10-Q MARCH 31, 2014

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

As of March 31, 2014 an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2014.

Other Matters

There have been no changes in our internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2014

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winthrop Realty Trust

Date: May 9, 2014	By:	/s/ Michael L. Ashner
Michael L. Ashner
Chief Executive Officer

Date: May 9, 2014	By:	/s/ John A. Garilli
John A. Garilli
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2014

EXHIBIT INDEX

Exhibit	Description	Page Number

3.1	Second Amended and Restated Declaration of Trust as of May 21, 2009 - Incorporated by reference to Exhibit 3.1 to the Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2009.	-

3.2	By-laws of Winthrop Realty Trust as amended and restated on November 3, 2009 - Incorporated by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed November 6, 2009.	-

3.3	Amendment to By-laws - Incorporated by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed March 6, 2010.	-

4.1	Form of certificate for Common Shares of Beneficial Interest. Incorporated by reference to Exhibit 4.1 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008.	-

4.2	Agreement of Limited Partnership of WRT Realty L.P., dated as of January 1, 2005 - Incorporated by reference to Exhibit 4.1 to the Trust’s Form 8-K filed January 4, 2005.	-

4.3	Amendment No. 1 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of December 1, 2005 incorporated by reference to Exhibit 4.4 to the Trust’s Form 10-K filed March 15, 2012.	-

4.4	Amendment No. 2 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of November 28, 2011 – Incorporated by reference to the Trust’s Form 8-K filed November 28, 2011.	-

4.5	Amendment No. 3 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of March 23, 2012 – Incorporated by reference to the Trust’s Form 8-K filed March 23, 2012

4.6	Amended and restated Certificate of Designations of 9.25% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest - Incorporated by reference to the Trust’s Form 8-K filed March 23, 2012.	-

4.7	Form of Specimen Certificate for the 9.25% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest - Incorporated by reference to Exhibit 4.2 to Trust’s Form 8-A filed with the Securities and Exchange Commission on November 23, 2011.	-

4.8	Indenture, dated August 6, 2012 between the Trust and The Bank of New York Mellon, as trustee – Incorporated by reference to the Exhibit 4.1 to the Trust’s Form 8-K filed August 9, 2012.	-

4.9	First Supplemental Indenture, dated August 15, 2012, between the Trust and the Bank of New York Mellon, as trustee and collateral agent – Incorporated by reference to Exhibit 4.1 of the Trust’s Form 8-K filed August 15, 2012.	-

10.1	Stock Purchase Agreement between the Trust and FUR Investors, LLC, dated as of November 26, 2003, including Annex A thereto, being the list of Conditions to the Offer - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed December 1, 2003.	-

10.2	Second Amended and Restated Advisory Agreement dated March 5, 2009, between the Trust, WRT Realty L.P. and FUR Advisors LLC. Incorporated by reference to Exhibit 10.3 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008.	-

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2014

10.3	Amendment No. 1 to Second Amended and Restated Advisory Agreement - Incorporated by reference to Exhibit 10.30 to the Trust’s Quarterly Report on Form 10-Q for the period ended March 31, 2009.	-

10.4	Amendment No. 2 to Second Amended and Restated Advisory Agreement - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed January 29, 2010.	-

10.5	Amendment No. 3 to Second Amended and Restated Advisory Agreement - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed March 2, 2012.	-

10.6	Exclusivity Services Agreement between the Trust and Michael L. Ashner - Incorporated by reference to Exhibit 10.4 to the Trust’s Form 8-K filed December 1, 2003.	-

10.7	Amendment No. 1 to Exclusivity Agreement, dated November 7, 2005 - Incorporated by reference to Exhibit 10.7 to the Trust’s Form 8-K filed November 10, 2005.	-

10.8	Covenant Agreement between the Trust and FUR Investors, LLC - Incorporated by reference to Exhibit 10.5 to the Trust’s Form 8-K filed December 1, 2003.	-

10.9	Amended and Restated Omnibus Agreement, dated March 16, 2005, among Gerald Nudo, Laurence Weiner and WRT Realty L.P. - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed March 18, 2005.	-

10.10	Agreement, dated as of July 1, 2009, among Gerald Nudo, Laurence Weiner and WRT Realty L.P. Incorporated by reference to Exhibit 10.14 to the Trust’s Form 10-Q for the period ended June 30, 2009 filed August 10, 2009.	-

10.11	Winthrop Realty Trust 2007 Long Term Stock Incentive Plan - Incorporated by reference to the Trust’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 30, 2007.	-

10.12	Amended and Restated Loan Agreement, dated as of March 3, 2011, between WRT Realty L.P. and KeyBank, National Association. – Incorporated by reference to Exhibit 10.19 to the Trust’s 10-K filed March 16, 2011.	-

10.13	Guaranty from Winthrop Realty Trust and certain of its Subsidiaries in favor of KeyBank, National Association. – Incorporated by reference to Exhibit 10.20 to the Trust’s 10-K filed March 16, 2011.	-

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)

101.INS	XBRL Report Instance Document	(1)

101.SCH	XBRL Taxonomy Extension Schema Document	(1)

101.CAL	XBRL Taxonomy Calculation Linkbase Document	(1)

101.LAB	XBRL Taxonomy Label Linkbase Document	(1)

101.PRE	XBRL Presentation Label Linkbase Document	(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(1)

(1)	filed herewith