Form 10-Q
period 2014-06-30
Winthrop Realty Trust
filed 2014-08-08
CIK 37008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2014

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

As of August 1, 2014 there were 36,417,584 Common Shares of Beneficial Interest outstanding.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2014

(Unaudited)

Part 1. Financial Information

Item 1. Financial Statements (Unaudited)

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2014

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	June 30,	December 31,
	2014	2013
ASSETS
Investments in real estate, at cost
Land	$87,520	$82,215
Buildings and improvements	567,342	588,653

	654,862	670,868
Less: accumulated depreciation	(50,451)	(56,448)

Investments in real estate, net (variable interest entities $66,132 and $65,275, respectively)	604,411	614,420
Cash and cash equivalents (variable interest entities $1,180 and $1,163, respectively)	133,576	112,512
Restricted cash held in escrows (variable interest entities $5,034 and $7,340, respectively)	14,821	13,372
Loans receivable, net	44,617	101,100
Secured financing receivable	30,659	30,728
Accounts receivable, net of allowances of $149 and $414, respectively	2,217	2,229
Accrued rental income, net of allowances of $339 and $0, respectively	8,970	19,760
Loan securities carried at fair value	226	226
Preferred equity investments	5,848	6,485
Equity investments	196,538	149,085
Lease intangibles, net (variable interest entities $18,925 and $20,043, respectively)	49,874	49,866
Deferred financing costs, net	5,563	6,189
Other assets	3,451	3,314
Assets held for sale	2,396	23,038

TOTAL ASSETS	$1,103,167	$1,132,324

LIABILITIES
Mortgage loans payable (variable interest entities $92,664 and $90,404, respectively)	474,107	444,933
Senior notes payable	75,072	86,250
Secured financings	—	29,150
Notes payable (variable interest entities $982 and $942, respectively)	1,661	1,742
Accounts payable, accrued liabilities and other liabilities	20,422	26,266
Related party fees payable	2,771	2,831
Dividends payable	6,251	6,099
Deferred income	721	1,353
Below market lease intangibles, net (variable interest entities $449 and $527, respectively)	10,307	2,399
Liabilities of assets held for sale	—	21,638

TOTAL LIABILITIES	591,312	622,661

COMMITMENTS AND CONTINGENCIES
EQUITY
Winthrop Realty Trust Shareholders’ Equity:
Series D Cumulative Redeemable Preferred Shares, $25 per share liquidation preference, 5,060,000 shares authorized and 4,820,000 shares issued and outstanding at June 30, 2014 and December 31, 2013	120,500	120,500
Common Shares of beneficial interest, $1 par, unlimited shares authorized; 36,417,584 and 36,401,438 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	35,825	35,809
Additional paid-in capital	648,614	647,121
Accumulated distributions in excess of net income	(330,237)	(322,432)
Accumulated other comprehensive loss	(762)	(124)

Total Winthrop Realty Trust Shareholders’ Equity	473,940	480,874
Non-controlling interests	37,915	28,789

Total Equity	511,855	509,663

TOTAL LIABILITIES AND EQUITY	$1,103,167	$1,132,324

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2014

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue
Rents and reimbursements	$20,165	$12,372	$39,228	$23,769
Interest, dividends and discount accretion	2,752	4,307	8,249	9,627

	22,917	16,679	47,477	33,396

Expenses
Property operating	7,150	3,870	14,581	7,555
Real estate taxes	2,420	1,213	4,615	1,950
Depreciation and amortization	6,652	3,894	13,883	7,747
Interest	5,830	6,143	11,524	11,615
Impairment loss on investments in real estate	—	—	9,200	—
General and administrative	2,144	1,094	3,786	1,936
Related party fees	2,399	2,291	4,774	4,557
Transaction costs	319	46	569	52
State and local taxes	93	124	105	138

	27,007	18,675	63,037	35,550

Other income (loss)
Equity in income of equity investments	4,178	4,524	10,372	12,393
Earnings from preferred equity investments	564	185	571	387
Loss on extinguishment of debt	(564)	—	(564)	—
Realized gain (loss) on sale of securities carried at fair value	—	—	2	(102)
Unrealized loss on securities carried at fair value	—	(1,860)	—	(142)
Unrealized gain on loan securities carried at fair value	—	215	—	215
Settlement expense	—	(134)	—	(134)
Interest and other income	122	116	207	185

	4,300	3,046	10,588	12,802

Income (loss) from continuing operations	210	1,050	(4,972)	10,648
Discontinued operations
Income from discontinued operations	6,772	6,695	11,151	10,048

Net income	6,982	7,745	6,179	20,696
Net loss attributable to non-controlling interests	1,980	629	3,423	1,424

Net income attributable to Winthrop Realty Trust	8,962	8,374	9,602	22,120
Preferred dividend of Series D Preferred Shares	(2,786)	(2,786)	(5,573)	(5,573)
Amount allocated to Restricted Common Shares	(97)	(98)	(192)	(124)

Net income attributable to Common Shares	$6,079	$5,490	$3,837	$16,423

Per Common Share data - Basic
Income (loss) from continuing operations	$(0.02)	$(0.03)	$(0.20)	$0.20
Income from discontinued operations	0.19	0.20	0.31	0.30

Net income attributable to Common Shares	$0.17	$0.17	$0.11	$0.50

Per Common Share data - Diluted
Income (loss) from continuing operations	$(0.02)	$(0.03)	$(0.20)	$0.20
Income from discontinued operations	0.19	0.20	0.31	0.30

Net income attributable to Common Shares	$0.17	$0.17	$0.11	$0.50

Basic Weighted-Average Common Shares	35,824	33,037	35,820	33,032

Diluted Weighted-Average Common Shares	35,824	33,037	35,820	33,041

Comprehensive income
Net income	$6,982	$7,745	$6,179	$20,696
Change in unrealized gain (loss) on interest rate derivative	(493)	131	(638)	130

Consolidated comprehensive income	6,489	7,876	5,541	20,826

Net loss attributable to non-controlling interests	1,980	629	3,423	1,424

Comprehensive loss attributable to non-controlling interests	1,980	629	3,423	1,424

Comprehensive income attributable to Winthrop Realty Trust	$8,469	$8,505	$8,964	$22,250

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2014

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited, in thousands, except per share data)

	Series D Preferred Shares of Beneficial Interest		Common Shares of Beneficial Interest		Additional	Distributions	Other	Non-
					Paid-In	in Excess of	Comprehensive	Controlling
	Shares	Amount	Shares	Amount	Capital	Net Income	Income (loss)	Interests	Total

Balance, December 31, 2013	4,820	$120,500	36,401	$35,809	$647,121	$(322,432)	$(124)	$28,789	$509,663

Net income attributable to Winthrop Realty Trust	—	—	—	—	—	9,602	—	—	9,602
Net loss attributable to non-controlling interests	—	—	—	—	—	—	—	(3,423)	(3,423)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(529)	(529)
Contributions from non-controlling interests	—	—	—	—	—	—	—	451	451
Increase in non-controlling interest due to consolidation of property	—	—	—	—	—	—	—	16,391	16,391
Decrease in non-controlling interest due to property sale	—	—	—	—	—	—	—	(3,764)	(3,764)
Dividends declared on Common Shares of Beneficial Interest ($0.325 per share)	—	—	—	—	—	(11,642)	—	—	(11,642)
Dividends declared on Series D Preferred Shares ($1.15625 per share)	—	—	—	—	—	(5,573)	—	—	(5,573)
Dividends declared on Restricted Shares	—	—	—	—	—	(192)	—	—	(192)
Change in unrealized loss on interest rate derivatives	—	—	—	—	—	—	(638)	—	(638)
Stock issued pursuant to Dividend Reinvestment Plan	—	—	16	16	162	—	—	—	178
Amortization of Restricted Shares	—	—	—	—	1,331	—	—	—	1,331

Balance, June 30, 2014	4,820	$120,500	36,417	$35,825	$648,614	$(330,237)	$(762)	$37,915	$511,855

						Accumulated	Accumulated
	Series D Preferred Shares		Common Shares of		Additional	Distributions	Other	Non-
	of Beneficial Interest		Beneficial Interest		Paid-In	in Excess of	Comprehensive	Controlling
	Shares	Amount	Shares	Amount	Capital	Net Income	Income (Loss)	Interests	Total

Balance, December 31, 2012	4,820	$120,500	33,019	$33,019	$618,426	$(317,385)	$(50)	$14,754	$469,264

Net income attributable to Winthrop Realty Trust	—	—	—	—	—	22,120	—	—	22,120
Net loss attributable to non-controlling interests	—	—	—	—	—	—	—	(1,424)	(1,424)
Contributions from non-controlling interests	—	—	—	—	—	—	—	535	535
Purchase of non-controlling interests	—	—	—	—	103	—	—	(253)	(150)
Dividends declared on Common Shares of Beneficial Interest ($0.325 per share)	—	—	—	—	—	(10,736)	—	—	(10,736)
Dividends declared on Series D Preferred Shares ($1.15625 per share)	—	—	—	—	—	(5,573)	—	—	(5,573)
Dividends declared on Restricted Shares	—	—	—	—	—	(114)	—	—	(114)
Change in unrealized gain on interest rate derivatives	—	—	—	—	—	—	130	—	130
Stock issued pursuant to Dividend Reinvestment Plan	—	—	20	20	214	—	—	—	234
Issuance of Restricted Shares	—	—	600	—	—	—	—	—	0
Amortization of Restricted Shares	—	—	—	—	211	—	—	—	211

Balance, June 30, 2013	4,820	$120,500	33,639	$33,039	$618,954	$(311,688)	$80	$13,612	$474,497

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2014

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net income	$6,179	$20,696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs and fair value of debt)	9,993	7,021
Amortization of lease intangibles	5,776	4,012
Straight-line rental income	1,075	(173)
Loan discount accretion	(1,591)	(1,477)
Discount accretion received in cash	5,865	—
Earnings of preferred equity investments	(571)	(387)
Distributions of income from preferred equity investments	1,208	123
Income of equity investments	(10,372)	(12,393)
Distributions of income from equity investments	7,755	10,731
Restricted cash held in escrows	(881)	3,536
(Gain) loss on sale of securities carried at fair value	(2)	102
Unrealized loss on securities carried at fair value	—	142
Unrealized gain on loan securities carried at fair value	—	(215)
Gain on sale of real estate investments	(11,002)	(9,527)
Impairment loss on investments in real estate	9,287	154
Tenant leasing costs	(936)	(898)
Equity compensation expenses	1,331	211
Bad debt expense (recovery)	(265)	100
Changes in assets and liabilities:
Interest receivable	113	376
Accounts receivable and other assets	1,119	(986)
Accounts payable, accrued liabilities and other liabilities	(6,268)	(4,532)

Net cash provided by operating activities	17,813	16,616

Cash flows from investing activities
Issuance of loans receivable	(17,492)	(21,437)
Investments in real estate	(5,429)	(3,059)
Investment in equity investments	(45,709)	(5,819)
Proceeds from sale of investments in real estate	56,423	31,312
Proceeds from sale of equity investments	200	26
Return of capital distribution from equity investments	673	669
Purchase of securities carried at fair value	(73)	—
Proceeds from sale of securities carried at fair value	75	9,090
Restricted cash held in escrows	2,692	(4,886)
Collection of loans receivable	7,765	41,760
Proceeds from sale of loans receivable	37,052	19,318
Cash from consolidation of properties	332	473

Net cash provided by investing activities	36,509	67,447

(Continued on next page)

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2014

	Six Months Ended June 30,
	2014	2013

Cash flows from financing activities
Proceeds from mortgage loans payable	$—	$48,100
Principal payments of mortgage loans payable	(4,757)	(3,429)
Payment of secured financing	—	(23,770)
Repurchase of senior notes payable	(11,178)	—
Restricted cash held in escrows	(168)	(2,823)
Deferred financing costs	—	(789)
Contribution from non-controlling interest	451	535
Distribution to non-controlling interest	(529)	—
Purchase of non-controlling interests	—	(150)
Proceeds from issuance of Common Shares under Dividend Reinvestment Plan	178	234
Dividend paid on Common Shares	(11,639)	(10,733)
Dividend paid on Series D Preferred Shares	(5,573)	(2,787)
Dividend paid on Restricted Shares	(43)	(1)

Net cash (used in) provided by financing activities	(33,258)	4,387

Net increase in cash and cash equivalents	21,064	88,450
Cash and cash equivalents at beginning of period	112,512	97,682

Cash and cash equivalents at end of period	$133,576	$186,132

Supplemental Disclosure of Cash Flow Information

Interest paid	$13,181	$11,881

Capitalized interest	$2,053	$—

Taxes paid	$70	$119

Supplemental Disclosure on Non-Cash Investing and Financing Activities
Dividends accrued on Common Shares and Restricted Shares	$6,251	$5,482

Dividends accrued on Series D Preferred Shares	$—	$2,786

Capital expenditures accrued	$1,834	$2,610

Conveyance of secured financing in settlement of loans receivable	$(29,150)	$—

Forgiveness of loan receivable	$190	$—

Seller financing receivable	$4,500	$—

Fair value of assets acquired	$69,140	$62,208

Fair value of liabilities assumed	$52,687	$62,198

Contribution to WRT-Elad One South State Equity L.P.	$—	$865

Contribution to Vintage Housing Holdings LLC	$450	$—

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2014

1.	Organization

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

On April 28, 2014 the Trust’s Board of Trustees adopted a plan of liquidation which was subject to approval by the holders of a majority of the Trust’s common shares of beneficial interest (“Common Shares”). The plan was approved at a special meeting of shareholders on August 5, 2014.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, although management believes that the disclosures presented herein are adequate to make the accompanying unaudited consolidated interim financial statements not misleading. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated annual financial statements and the notes thereto included in Winthrop’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC. In the opinion of management, all adjustments considered necessary for fair statements have been included, and all such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the operating results for the full year.

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

Reclassifications

Discontinued operations for all periods presented in the Consolidated Statements of Operations include the operations of the Trust’s residential property in Meriden, Connecticut which was disposed of in February 2014, the Trust’s retail properties in Denton, Texas and Seabrook, Texas which were disposed of in 2013 and the Trust’s office properties in Lisle, Illinois, Deer Valley, Arizona and Andover, Massachusetts which were disposed of in 2013 and its office properties in Englewood, Colorado, Chicago, Illinois (River City) and Amherst, New York which were sold in 2014. Also included in discontinued operations for the periods presented are the operations of the Trust’s retail property located in Louisville, Kentucky which is under contract to be sold and is classified as held for sale at June 30, 2014.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2014

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

The Trust has calculated earnings per share in accordance with relevant accounting guidance for participating securities and the two class method. The reconciliation of earnings attributable to Common Shares outstanding for the basic and diluted earnings per share calculation is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Basic
Income (loss) from continuing operations	$210	$1,050	$(4,972)	$10,648
Loss attributable to non-controlling interest	1,980	653	3,369	1,473
Preferred dividend of Series D Preferred Shares	(2,786)	(2,786)	(5,573)	(5,573)
Amount allocated to Restricted Shares	(97)	(98)	(192)	(124)

Income (loss) from continuing operations applicable to Common Shares	(693)	(1,181)	(7,368)	6,424
Income from discontinued operations	6,772	6,695	11,151	10,048
(Income) loss attributable to non-controlling interests from discontinued operations	—	(24)	54	(49)

Net income applicable to Common Shares for earnings per share purposes	$6,079	$5,490	$3,837	$16,423

Basic weighted-average Common Shares	35,824	33,037	35,820	33,032

Income (loss) from continuing operations	$(0.02)	$(0.03)	$(0.20)	$0.20
Income from discontinued operations	0.19	0.20	0.31	0.30

Net income per Common Share - Basic	$0.17	$0.17	$0.11	$0.50

Diluted
Income (loss) from continuing operations	$210	$1,050	$(4,972)	$10,648
Loss attributable to non-controlling interest	1,980	653	3,369	1,473
Preferred dividend of Series D Preferred Shares	(2,786)	(2,786)	(5,573)	(5,573)
Amount allocated to Restricted Shares	(97)	(98)	(192)	(124)

Income (loss) from continuing operations applicable to Common Shares	(693)	(1,181)	(7,368)	6,424
Income from discontinued operations	6,772	6,695	11,151	10,048
(Income) loss attributable to non-controlling interests from discontinued operations	—	(24)	54	(49)

Net income applicable to Common Shares for earnings per share purposes	$6,079	$5,490	$3,837	$16,423

Basic weighted-average Common Shares	35,824	33,037	35,820	33,032
Stock options (1)	—	—	—	2
Restricted shares (2)	—	—	—	7

Diluted weighted-average Common Shares	35,824	33,037	35,820	33,041

Income (loss) from continuing operations	$(0.02)	$(0.03)	$(0.20)	$0.20
Income from discontinued operations	0.19	0.20	0.31	0.30

Net income per Common Share - Diluted	$0.17	$0.17	$0.11	$0.50

(1)	The Trust’s stock options were exercised in 2013. The resulting shares were included in the basic weighted-average shares outstanding for the three and six months ended June 30, 2014. The Trust’s outstanding stock options were anti-dilutive for the three months ended June 30, 2013 and are not included in the weighted-average shares outstanding for the calculation of diluted earnings per Common Share. The Trust’s outstanding stock options were dilutive for the six months ended June 30, 2013.
(2)	The Trust’s Restricted Shares were anti-dilutive for the three months ended June 30, 2013 and the three and six months ended June 30, 2014 and are not included in the weighted-average shares outstanding for the calculation of diluted earnings per Common Share. The Trust’s Restricted Shares were dilutive for the six months ended June 30, 2013.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2014

For the quarter ended June 30, 2014, the Trust paid a regular quarterly dividend of $0.1625 per Common Share and a regular quarterly dividend of $0.578125 per Series D Preferred Share.

Recently Issued Accounting Standards

On April 10, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08: Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity to update the criteria for reporting discontinued operations. The amendments require that a disposal of a component of an entity be reported as discontinued operations if the disposal represents a strategic shift that has or will have a major effect on the entity’s operations. The new disclosure requirements are effective prospectively for annual reporting periods beginning on or after December 15, 2014 and do not impact the current financial statements. The new disclosures are required for both interim and annual reporting. The Trust did not elect early adoption of the amendments. The Trust is currently evaluating the amendments and does not anticipate that adoption will have a material impact on the consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. The Trust is currently in the process of evaluating the impact the adoption of ASU 2014-09 will have on the Trust’s financial position or results of operations.

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

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2014

Recurring Measurements

The table below presents the Trust’s assets measured at fair value on a recurring basis as of June 30, 2014 according to the level in the fair value hierarchy within which those measurements fall (in thousands):

Recurring Basis	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Loan securities carried at fair value	$—	$—	$226	$226
Liabilities
Interest rate hedges	—	327	—	327

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

There were no inter-level transfers of assets or liabilities during the three or six months ended June 30, 2014 and June 30, 2013.

The table below includes a roll forward of the balance sheet amounts from January 1, 2014 to June 30, 2014 and from January 1, 2013 to June 30, 2013 including the change in fair value, for financial instruments classified by the Trust within Level 3 of the valuation hierarchy (in thousands). When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement.

Loan Securities Carried at Fair Value	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013

Fair value, January 1	$226	$11
Net unrealized gain	—	215

Fair value, June 30	$226	$226

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$215

Quantitative Information about Level 3 Fair Value Measurements

At June 30, 2014 the Trust held only one loan security which is valued at $226,000, or 20% of face value. The valuation reflects assumptions that would be considered by market participants along with management’s assessment of collectible future cash flows.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2014

The Trust uses a third party pricing model to establish values for the loan securities in the portfolio. The Trust also performs further analysis of the performance of the loans and collateral underlying the securities, the estimated value of the collateral supporting such loans and a consideration of local industry and broader economic trends and factors. Significant judgment is utilized in the ultimate determination of fair value. The significant assumptions used in this analysis include market interest rates and interest rate spreads. This valuation methodology has been characterized as Level 3 in the fair value hierarchy.

Non-Recurring Measurements

Non-recurring measurements of fair value of assets or liabilities would typically include investments in real estate, assets held for sale and equity investments. During the six months ended June 30, 2014 the Trust recognized impairment charges totaling $9,287,000 on its Jacksonville, Florida, Lisle, Illinois, Louisville, Kentucky and Greensboro, North Carolina properties. During the three and six months ended June 30, 2014 the Trust also recognized a $762,000 other-than-temporary impairment charge on its Brooks Building LLC equity investment. During the three and six months ended June 30, 2013, the Trust recognized an impairment charge of $154,000 on its Denton, Texas property.

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

The carrying value of the Trust’s wholly owned office property in Lisle, Illinois, referred to as 550 Corporetum, exceeded the estimated fair value resulting in a $8,500,000 impairment charge which was recorded at March 31, 2014. The carrying value of the Trust’s wholly owned retail property in Greensboro, North Carolina exceeded the estimated fair value resulting in a $500,000 impairment charge which was recorded at March 31, 2014. The fair value of these properties were calculated using the following key Level 3 inputs: discount rate of 8%, terminal capitalization rates of 8.5% to 10.0% and market rent and expense growth rates of 2.0%.

During April 2014 the Trust entered into a purchase and sale agreement on its Jacksonville, Florida property. A fair value measurement was prepared at March 31, 2014 based on the purchase contract and a $200,000 impairment charge was recorded. The sale of the property was not completed and the purchase contract has been terminated.

During June 2014 the Trust entered into a purchase and sale agreement on its Louisville, Kentucky retail property. A fair value measurement was prepared at June 30, 2014 based on the purchase contract less costs to sell and an $87,000 impairment charge was recorded. At June 30, 2014 it was probable that the sale would be consummated. As a result the property was classified as held for sale at June 30, 2014.

During June 2014 the Trust was notified by Marc Realty, its joint venture partner in Brooks Building LLC, of its intention to exercise its option to acquire the Trust’s interest in the venture prior to year end. The purchase price of the Trust’s interest is dependent upon when the option is exercised and certain operating characteristics of the investment at the time of exercise. The Trust considered a probability analysis of various scenarios based on the notification of exercise and the Trust has concluded that the carrying value of this investment exceeded its current fair value. As a result, the Trust recorded an other-than-temporary impairment charge of $762,000 at June 30, 2014.

During the second quarter of 2014, the Trust, together with Sealy its venture partner in Northwest Atlanta Partners LP, agreed to market for sale the property held by the venture. In preparation for marketing the property, the venture obtained multiple third party valuations to provide a range of residual values. The fair value of the Trust’s equity investment in Northwest Atlanta Partners LP was calculated using the following weighted average key Level 3 inputs: discount rate of 10.8%, terminal capitalization rate of 8.5%, market rent growth rate of 2.7% and expense growth rates of 2.8%. The Trust concluded that the carrying value of this investment exceeded its current fair value and the Trust recorded an other-than-temporary impairment charge of $1,660,000 at June 30, 2014.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2014

The table below presents the Trust’s assets measured at fair value on a non-recurring basis as of June 30, 2014, according to the level in the fair value hierarchy within which those measurements fall (in thousands):

Non-Recurring Basis	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investments in real estate	$—	$—	$22,623	$22,623
Equity investments	—	—	11,505	11,505
Assets held for sale	—	—	2,356	2,356

	$—	$—	$36,484	$36,484

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows (in thousands):

	June 30, 2014
			Fair value hierarchy level
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3

Loans receivable	$44,617	$52,906	$—	$—	$52,906
Secured financing receivable	30,659	30,659	—	—	30,659
Mortgage loans payable	474,107	473,788	—	—	473,788
Senior notes payable	75,072	79,727	79,727	—	—
Notes payable	1,661	1,661	—	—	1,661

	December 31, 2013
			Fair value hierarchy level
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3

Loans receivable	$101,100	$105,045	$—	$—	$105,045
Secured financing receivable	30,728	30,728	—	—	30,728
Mortgage loans payable	444,933	444,785	—	—	444,785
Senior notes payable	86,250	86,940	86,940	—	—
Secured financings	29,150	29,327	—	—	29,327
Notes payable	1,742	1,742	—	—	1,742

Receivables and Payables

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

FORM 10-Q JUNE 30, 2014

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

There was no change in the fair value of loan securities for the three and six months ended June 30, 2014. The Trust did not have any holdings of REIT securities at June 30, 2014 or December 31, 2013. During the three months ended June 30, 2013, the Trust recognized net unrealized losses of $1,645,000. During the six months ended June 30, 2013, the Trust recognized net unrealized gains of $73,000. The change in fair value of the REIT securities and loan securities for which the fair value option was elected is recorded as an unrealized gain or loss in the Trust’s Consolidated Statements of Operations. Income related to securities carried at fair value is recorded as interest and dividend income.

The following table presents as of June 30, 2014 and December 31, 2013 the Trust’s financial assets for which the fair value option was elected (in thousands):

Financial Instruments at Fair Value	June 30, 2014	December 31, 2013
Assets
Loan securities carried at fair value	$226	$226

	$226	$226

The table below presents as of June 30, 2014 the difference between fair values and the aggregate contractual amounts due for which the fair value option has been elected (in thousands):

	Fair Value at June 30, 2014	Amount Due Upon Maturity	Difference
Assets
Loan securities carried at fair value	$226	$1,130	$904

	$226	$1,130	$904

4.	Acquisition and Disposition Activity

Operating Property Activity:

Norridge equity acquisition – On March 5, 2014, in connection with the Edens Plaza and Norridge Commons loan origination discussed below, the Trust acquired for $250,000 all of the issued and outstanding shares of Harlem Properties, Inc. (“Harlem”). Harlem is the entity that ultimately controls the entity that owns Norridge Commons, a retail shopping center located in Norridge, Illinois (the “Norridge Property”). The Trust, through its ownership of Harlem, has an effective 0.375% interest in the property and controls the business of the entity and all decisions affecting the entity, its policy and its management. As no other parties have significant participating rights, the Trust consolidates the Norridge Property as of March 5, 2014, the date it acquired the general partner interest.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2014

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

The Norridge Property contributed approximately $2,061,000 of revenue and net loss of approximately $2,000 to the Trust for the period from March 5, 2014 through June 30, 2014.

The accompanying unaudited pro forma information for the three and six months ended June 30, 2014 and 2013 is presented as if the acquisition of the Norridge Property on March 5, 2014 had occurred on January 1, 2013 and the acquisition of 1515 Market Street on February 1, 2013 had occurred on January 1, 2012. This unaudited pro forma information is based upon the historical consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto. The unaudited pro forma information does not purport to represent what the actual results of operations of the Trust would have been had the above occurred. Nor do they purport to predict the results of operations of future periods.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2014

Pro forma (unaudited)	For the Three Months Ended		For the Six Months Ended
(In thousands, except for per share data)	June 30,		June 30,
	2014	2013	2014	2013

Total revenue	$25,654	$23,335	$51,599	$46,843
Income from Continuing Operations	(1,058)	5,843	(6,203)	18,817
Net income attributable to Winthrop Realty Trust	8,957	8,367	9,597	22,354
Per common share data - basic	0.17	0.17	0.11	0.51
Per common share data - diluted	0.17	0.17	0.11	0.51

Edens – equity acquisition – On March 5, 2014 the Trust acquired for $250,000 all of the issued and outstanding shares of Edens Properties, Inc. (“Edens”). Edens is a co-general partner of a limited partnership that is a general partner of Edens Center Associates, a retail shopping center located outside of Chicago, Illinois (the “Edens Property”). As the other co-general partner of Edens Center Associates has significant participating rights, the Trust accounts for this investment under the equity method of accounting.

701 Seventh – capital contributions – During the first six months of 2014 the Trust made additional capital contributions of $43,285,000 with respect to its interest in the venture that holds an indirect interest in the property located at 701 Seventh Avenue, New York, New York, bringing aggregate capital contributions through June 30, 2014 to $96,722,000. In January 2014, the property’s existing indebtedness was refinanced with a new $237,500,000 mortgage loan and $315,000,000 mezzanine loan to be advanced for construction costs of the approximately 110,000 square feet of retail space and an approximately 120 foot high, 20,000 square foot state of the art LED sign. Both the mortgage loan and the mezzanine loan bear interest at LIBOR plus 8% per annum, require payments of interest only and mature January 31, 2017, subject to two, one year extensions. In addition, the venture entered into two additional loan agreements providing for supplemental loans of $262,500,000 which, subject to certain conditions, enables the venture to make draws to provide additional construction financing to develop a 452 room hotel which will be constructed above the retail component. If fully funded, the maximum aggregate debt among the various loans funded would be $815,000,000.

Simultaneously with entering into the loans, the venture executed an agreement with a wholly-owned affiliate of Marriott International, Inc. to manage and operate an “EDITION” hotel at the property. The hotel will include 452 rooms and utilize approximately 30,000 square feet of the retail space for food, beverage and entertainment space.

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

Marc Realty – sale of interest – On March 5, 2014 the Trust sold to Marc Realty, its venture partner, the Trust’s equity investments in High Point Plaza LLC, 1701 Woodfield LLC and Enterprise Center LLC and its interest in the River City, Chicago, Illinois property for gross sale proceeds of $6,000,000. The Trust received $1,500,000 in cash and a note receivable for the remaining $4,500,000. The note bore interest at a rate of 6% per annum, increasing to 7% per annum on the first anniversary and to 8% on the second anniversary. The note required monthly payments of interest only and was scheduled to mature on March 1, 2017. The note was repaid in full during June 2014. The Trust recorded a $3,000 gain on the sale of its interest in River City which is included in income from discontinued operations. The Trust recorded a $69,000 gain on sale of the three equity investments which is included in equity in income of equity investments.

The Trust also granted Marc Realty an option exercisable prior to March 1, 2016 to acquire its equity investment in Brooks Building LLC for a purchase price ranging from $5,800,000 to $6,600,000. The purchase price of the Trust’s interest in Brooks Building LLC is dependent upon when the option is exercised and certain operating characteristics of the investment at the time of exercise. During June 2014 Marc Realty notified the Trust of its intention to exercise its option prior to the end of this year.

Crossroads I & II – property sale – On May 1, 2014 the Trust sold its wholly-owned office properties referred to as Crossroads I and Crossroads II located in Englewood, Colorado to an independent third party for aggregate gross sale proceeds of $31,100,000. After costs and pro-rations the Trust received net proceeds of approximately $29,633,000 and recorded a gain of $5,723,000 on the sale of the properties which is included in income from discontinued operations.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2014

Amherst – property sale – On June 25, 2014 the Trust sold its wholly-owned office property located in Amherst, New York to an independent third party for gross sale proceeds of $24,500,000. After costs, pro-rations and a reserve holdback the Trust received net proceeds of approximately $21,226,000 on the sale of the property. Upon completion of the parking area for the office property the Trust expects to receive $2,483,000 from the reserve holdback which if received will result in aggregate net proceeds of approximately $23,709,000. The Trust recorded a gain of $846,000 on the sale of the property which is included in income from discontinued operations.

Loan Asset Activity:

Playa Vista – loan modification – On January 10, 2014 the mezzanine loan agreement was amended to increase the principal balance by up to $4,000,000 and to increase the interest rate by 1.5% to a rate of 16.25% per annum. The Trust’s share of the increased loan amount was up to $2,000,000. The Trust has fully funded its share of the new loan amount at $1,992,000.

Edens Center and Norridge Commons – loan origination – On March 5, 2014 the Trust originated a $15,500,000 mezzanine loan to an affiliate of the Trust’s venture partner in both the Sullivan Center and Mentor Retail LLC ventures (“Freed Management”) secured by a majority of the limited partnership interests in entities that hold a majority interest in the Edens Property and the Norridge Property. The loan bears interest at LIBOR plus 12% per annum (increasing by 100 basis points in each extended term), requires payments of current interest at a rate of 10% per annum (increasing by 50 basis points each year) and has a three-year term, subject to two, one-year extensions. Upon satisfaction of the loan, the Trust will be entitled to a participation interest equal to the greater of (i) a 14.5% internal rate of return (“IRR”) (increasing to 15.5% IRR after the initial term) and (ii) 30% (increasing to 40% after the initial term and 50% after the first extended term) of the value of the properties in excess of $115,000,000. As additional collateral for the loan, Freed Management pledged to the Trust its ownership interest in the Trust’s Sullivan Center and Mentor Retail LLC ventures.

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

Queensridge – loan satisfaction – During the quarter ended March 31, 2014 several of the condominium units collateralizing the Queensridge loan receivable were sold resulting in principal payments to the Trust of approximately $2,908,000. As a result of the payments, the outstanding principal balance on the Queensridge loan has been fully satisfied. In addition, the Trust received an exit fee of $1,787,000 in connection with the early satisfaction of the loan which is classified as interest income.

Other Activity:

Securities Repurchase Plan – On April 28, 2014 the Trust’s Board of Trustees approved a share repurchase plan which will permit the Trust to repurchase its Series D Preferred Shares and its Senior Notes, each at prices to be determined by the Board of Trustees. The purchases of the Series D Preferred Shares and the Senior Notes will be executed periodically as market and business conditions warrant on the open market, in negotiated or block trades, or under a 10b5-1 plan, which would permit securities to be repurchased when the Trust might otherwise be prevented from doing so. The share repurchase plan does not obligate the Trust to repurchase any dollar amount or number of securities. The repurchase plan does not have an expiration date and may be limited or terminated by the Board of Trustees at any time without prior notice. See Note 10 for Senior Notes repurchased during the second quarter of 2014.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2014

5.	Loans Receivable

The following table summarizes the Trust’s loans receivable at June 30, 2014 and December 31, 2013 (in thousands):

			Carrying Amount		Contractual Maturity Date
Description	Loan Position	Stated Interest Rate	June 30, 2014	December 31, 2013

The Shops at Wailea	B-Note	6.15%	$6,857	$6,292	10/06/14
Playa Vista / Water’s Edge	Mezzanine	LIBOR + 15.75% (2)	12,350	10,327	01/23/15
Churchill (1)	Whole Loan	LIBOR + 3.75%	366	683	06/01/15
Rockwell	Mezzanine	12.0%	—	—	05/01/16
Pinnacle II	B-Note	6.31%	4,644	4,648	09/06/16
Popiu Shopping Village	B-Note	6.62%	2,120	2,058	01/06/17
Edens Center and Norridge Commons	Mezzanine	LIBOR + 12% (2)	15,769	—	03/09/17
Mentor Building	Whole Loan	10.0%	2,511	2,512	09/10/17
1515 Market	Whole Loan	—	—	—		(3)
Hotel Wales	Whole Loan	—	—	20,101		(4)
Legacy Orchard	Corporate Loan	—	—	9,750		(4)
San Marbeya	Whole Loan	—	—	28,546		(4)
500-512 7th Ave	B-Note	—	—	10,250		(4)
Wellington Tower	Mezzanine	—	—	2,991		(4)
Queensridge	Whole Loan	—	—	2,942		(5)

			$44,617	$101,100

(1)	The Trust determined that this loan receivable is a variable interest in a VIE primarily based on the fact that the underlying entity does not have sufficient equity at risk to permit the entity to finance its activities without additional subordinated financial support. The Trust does not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance and is not required to consolidate the underlying entity.
(2)	LIBOR floor of 0.5%.
(3)	This loan was in maturity default at the time of acquisition. The loan was modified on February 1, 2013. The Trust consolidates the operations of the borrower entity and the loan receivable is eliminated in consolidation.
(4)	These loans were sold to an independent third party in February 2014. See Note 4 – Acquisition and Disposition Activity for details on the sale.
(5)	The loan was satisfied during the three months ended March 31, 2014.

The carrying amount of loans receivable includes accrued interest of $457,000 and $501,000 at June 30, 2014 and December 31, 2013, respectively, and cumulative accretion of $2,213,000 and $6,488,000 at June 30, 2014 and December 31, 2013, respectively.

At June 30, 2014 and December 31, 2013, the Trust’s loans receivable have accretable discount yet to be recognized as income totaling $2,954,000 and $5,782,000, respectively.

The weighted average coupon as calculated on the par value of the Trust’s loans receivable was 11.12% and 6.55% and the weighted average yield to maturity as calculated on the carrying value of the Trust’s loan receivable was 15.82% and 11.59% at June 30, 2014 and December 31, 2013, respectively.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2014

Loan Receivable Activity

Activity related to loans receivable is as follows (in thousands):

Six Months Ended June 30, 2014

Balance at January 1, 2014	$101,100
Purchase and advances	21,992
Interest (received) accrued, net	(44)
Repayments/sale proceeds/forgiveness	(74,157)
Loan discount accretion	1,591
Discount accretion received in cash	(5,865)

Balance at June 30, 2014	$44,617

The following table summarizes the Trust’s interest, dividend and discount accretion income for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Interest on loan assets	$2,366	$3,446	$4,871	$7,900
Exit fee/prepayment penalty	—	—	1,787	—
Accretion of loan discount	386	761	1,591	1,477
Interest and dividends on REIT securities	—	100	—	250

Total interest, dividends, and discount accretion	$2,752	$4,307	$8,249	$9,627

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

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2014

The table below summarizes the Trust’s loans receivable by internal credit rating at June 30, 2014 and December 31, 2013 (in thousands, except for number of loans):

	June 30, 2014		December 31, 2013
Internal Credit Quality	Number of Loans	Carrying Value of Loans Receivable	Number of Loans	Carrying Value of Loans Receivable

Greater than zero	6	$32,267	11	$90,773
Equal to zero	1	12,350	1	10,327
Less than zero	1	—	1	—

	8	$44,617	13	$101,100

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

As of June 30, 2014 and December 31, 2013, there was one non-performing loan with past due payments. A $348,000 provision for loan loss was recorded as of December 31, 2013. The Trust did not record any provision for loan loss for the three and six months ended June 30, 2014.

6.	Securities and Loan Securities Carried at Fair Value

Securities and loan securities carried at fair value are summarized in the table below (in thousands):

	June 30, 2014		December 31, 2013
	Cost	Fair Value	Cost	Fair Value

Loan securities	$161	$226	$161	$226

	$161	$226	$161	$226

No securities carried at fair value were sold during the three months ended June 30, 2014. During the six months ended June 30, 2014, securities carried at fair value were sold for total proceeds of approximately $75,000. The Trust recorded a gain on these sales of approximately $2,000 in the six months ended June 30, 2014.

No securities carried at fair value were sold during the three months ended June 30, 2013. During the six months ended June 30, 2013, securities carried at fair value were sold for total proceeds of approximately $9,090,000. The Trust recorded a loss on these sales of approximately $102,000 in the six months ended June 30, 2013.

For the purpose of determining gains or losses, the cost of securities is based on specific identification. For the three months ended June 30, 2014 and 2013, the Trust recognized net unrealized losses on securities carried at fair value and loan securities carried at fair value of $0 and $1,645,000, respectively, as the result of the change in fair value of the financial assets for which the fair value option was elected. For the six months ended June 30, 2014 and 2013, the Trust recognized net unrealized gains on securities carried at fair value and loan securities carried at fair value of $0, and $73,000, respectively.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2014

7.	Equity Investments

The Trust’s carrying amounts in its equity investments consist of the following at June 30, 2014 and December 31, 2013 (in thousands):

Venture Partner	Equity Investment	Nominal % Ownership at June 30, 2014	June 30, 2014	December 31, 2013

Gancar Trust (1)	Vintage Housing Holdings LLC	75.0%	$35,102	$34,153
Elad Canada Ltd	WRT One South State Lender LP	50.0%	24,209	23,661
Elad Canada Ltd	WRT-Elad One South State Equity LP	50.0%	—	—
Mack-Cali	WRT-Stamford LLC	20.0%	9,354	9,064
Atrium/Northstar	10 Metrotech Loan LLC	33.3%	11	11
Atrium Holding	RE CDO Management LLC	50.0%	967	992
Freed	Mentor Retail LLC	49.9%	582	635
Inland/Lexington	Concord Debt Holdings LLC	33.3%	—	—
Inland/Lexington	CDH CDO LLC	24.8%	—	—
Inland (2)	Concord Debt Holdings LLC	33.3%	539	966
Inland (2)	CDH CDO LLC	24.8%	4,478	4,215
Sealy (1)	Northwest Atlanta Partners LP	60.0%	5,709	7,635
Marc Realty (1)	Brooks Building LLC	50.0%	5,796	6,551
Marc Realty (1)	High Point Plaza LLC	50.0%	—	—
Marc Realty (1)	1701 Woodfield LLC	50.0%	—	150
Marc Realty (1)	Enterprise Center LLC	50.0%	—	50
Marc Realty (1)	Atrium Mall LLC	50.0%	3,720	3,845
ROIC	WRT-ROIC Lakeside Eagle LLC	50.0%	1	—
New Valley/Witkoff	701 7th WRT Investors LLC	70.5%	103,726	55,259
Fenway	WRT-Fenway Wateridge LLC	50.0%	2,095	1,898
Freed	Edens Plaza Associates LLC	1.0%	249	—

			$196,538	$149,085

(1)	The Trust has determined that these equity investments are investments in VIEs. The Trust has determined that it is not the primary beneficiary of these VIEs since the Trust does not have the power to direct the activities that most significantly impact the economic performance of the VIEs.
(2)	Represents the interests acquired from Lexington Realty Trust on May 1, 2012.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2014

The following table reflects the activity of the Trust’s equity investments for the period ended June 30, 2014 (in thousands):

Investment	Balance at December 31, 2013	Contributions	Equity Income (loss)	Distributions	Sales Price	Balance at June 30, 2014

Vintage Housing Holdings LLC (2)	$34,153	$450	$3,679	$(3,180)	—	$35,102
WRT-Elad One South State Equity LP (2)	—	—	10	(10)	—	$—
WRT One South State Lender LP (2)	23,661	10	2,499	(1,961)	—	$24,209
WRT-Stamford LLC	9,064	—	461	(171)	—	$9,354
10 Metrotech Loan LLC	11	—	—	—	—	$11
RE CDO Management LLC	992	—	6	(31)	—	$967
Concord Debt Holdings LLC	—	—	515	(515)	—	$—
CDH CDO LLC	—	—	984	(984)	—	$—
Concord Debt Holdings LLC (1)	966	—	88	(515)	—	$539
CDH CDO LLC (1)	4,215	—	1,247	(984)	—	$4,478
Mentor Retail LLC	635	—	37	(90)	—	$582
701 7th WRT Investors LLC (3) (4)	55,259	45,338	3,497	(368)	—	$103,726
WRT-Fenway Wateridge LLC (2)	1,898	91	106	—	—	$2,095
Sealy	7,635	—	(1,926)	—	—	$5,709
Marc Realty	6,751	—	(755)	—	(200)	$5,796
WRT-ROIC Lakeside Eagle LLC	—	20	(19)	—	—	$1
Atrium Mall LLC	3,845	—	(56)	(69)	—	$3,720
Edens Plaza Associates LLC	—	250	(1)	—	—	$249

Total	$149,085	$46,159	$10,372	$(8,878)	$(200)	$196,538

(1)	Represents the interests acquired from Lexington Realty Trust on May 1, 2012.
(2)	The Trust has elected to report its share of earnings from the investment on a one month lag period.
(3)	The Trust has elected to report its share of earnings from the investment on a three month lag period.
(4)	Contributions include $2,053 of capitalized interest.

WRT-Elad Equity/Lender (Sullivan Center) – At June 30, 2014 there is a basis differential of $9,909,000 between the Trust’s carrying value of its investments in Sullivan Center and the basis reflected at the joint venture level, which is amortized over the life of the related assets. The basis differential primarily relates to a bargain purchase gain recognized at the joint venture level upon acquisition.

WRT One South State Lender LP had revenues of $2,527,000 and $4,999,000 for the three and six months ended May 31, 2014, respectively, and revenues of $2,097,000 and $3,936,000 for the three and six months ended May 31, 2013, respectively. WRT One South State Lender LP had net income of $2,527,000 and $4,999,000 for the three and six months ended May 31, 2014, respectively and net income of $2,065,000 and $3,870,000 for the three and six months ended May 31, 2013, respectively.

Vintage Housing Holdings – Vintage Housing Holdings LLC had revenues of $12,345,000 and $24,026,000 for the three and six months ended May 31, 2014, respectively, and revenues of $10,824,000 and $21,403,000 for the three and six months ended May 31, 2013, respectively. Vintage Housing Holdings LLC had net income of $3,602,000 and $5,356,000 for the three and six months ended May 31, 2014, respectively and net income of $4,068,000 and $7,422,000 for the three and six months ended May 31, 2013, respectively.

Concord – During the six months ended June 30, 2014, the Trust received cash distributions from its original investment in Concord Debt Holdings LLC of $515,000. The Trust recognized equity income for the full amount of the distributions at June 31, 2014. The Trust has suspended losses of $40,403,000 to offset against future equity income from its original investment in Concord at June 30, 2014.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2014

During the six months ended June 30, 2014, the Trust received cash distributions from its original investment in CDH CDO LLC of $984,000. The Trust recognized equity income for the full amount of the distributions. The Trust has suspended losses of $18,358,000 to offset against future equity income from its original investment in CDH CDO LLC at June 30, 2014.

CDH CDO LLC had total revenues of $3,517,000 and $7,062,000 for the three and six months ended June 30, 2014, respectively, and total revenues of $5,038,000 and $10,075,000 for the three and six months ended June 30, 2013, respectively. CDH CDO LLC had net loss of $9,149,000 and $5,803,000 for the three and six months ended June 30, 2014, respectively, and net income of $3,309,000 and $9,269,000 for the three and six months ended June 30, 2013, respectively.

701 Seventh Avenue – The property is currently in development. There were no revenues or net income for the three and six months ended March 31, 2014 and 2013. The Trust recognizes equity in earnings from this investment based on its priority return in accordance with the venture agreement. Earnings are recognized on a three month lag.

8.	Debt

Mortgage Loans Payable

The Trust had outstanding mortgage loans payable of $474,107,000 and $444,933,000 at June 30, 2014 and December 31, 2013, respectively. The mortgage loan payments of principal and interest are generally due monthly, quarterly or semi-annually and are collateralized by applicable real estate of the Trust.

The Trust’s mortgage loans payable at June 30, 2014 and December 31, 2013 are summarized as follows (in thousands):

Location of Collateral	Maturity	Spread Over LIBOR (1)	Interest Rate at June 30, 2014	June 30, 2014	December 31, 2013

Memphis, TN	Aug 2014	Libor + 2.5% (2)	3.00%	$12,980	$13,125
Lisle, IL (3)	Oct 2014	Libor + 2.5% (3)	2.69%	5,752	5,752
Norridge, IL	Aug 2015	Libor + 5.75% (4)	6.00%	42,500	—
Chicago, IL	Mar 2016	—	5.75%	19,671	19,856
Houston, TX	Apr 2016	—	5.93%	44,589	47,201
New York, NY	May 2016	Libor + 2.5% (5)	3.50%	51,465	51,950
Philadelphia, PA	May 2016	Libor + 2.0% (6)	2.50%	41,950	42,440
Greensboro, NC	Aug 2016	—	6.22%	14,529	14,735
Phoenix, AZ	Oct 2016	Libor + 2.0% (7)	2.69%	24,390	24,390
San Pedro, CA	Oct 2016	Libor + 2.0% (7)	2.69%	12,195	12,195
Stamford, CT	Oct 2016	Libor + 2.0% (7)	2.69%	48,780	48,780
Houston, TX	Oct 2016	Libor + 2.0% (7)	2.69%	64,635	64,635
Cerritos, CA	Jan 2017	—	5.07%	23,121	23,142
Lisle, IL	Mar 2017	—	5.55%	5,430	5,470
Orlando, FL	Jul 2017	—	6.40%	36,667	36,983
Plantation, FL	Apr 2018	—	6.48%	10,617	10,684
Oklahoma City, OK	Feb 2021	—	5.70%	9,852	9,967
Churchill, PA	Aug 2024	—	3.50%	4,984	5,049
Chicago, IL (8)	n/a	—	n/a	—	8,579

				$474,107	$444,933

(1)	The one-month LIBOR rate at June 30, 2014 was 0.1552%. The one-month LIBOR rate at December 31, 2013 was 0.1677%.
(2)	The loan has a LIBOR floor of 0.5% and an interest rate cap which caps LIBOR at 0.5%.
(3)	The loan has an interest rate cap which caps LIBOR at 1%.
(4)	The loan has a LIBOR floor of 0.25%.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2014

(5)	The loan has a LIBOR floor of 1%.
(6)	The loan has an interest rate swap which effectively fixes LIBOR at 0.5%.
(7)	The loan has an interest rate swap which effectively fixes LIBOR at 0.69%.
(8)	The loan obligation was removed in connection with the sale of the Trust’s interest in the property.

Non-Recourse Secured Financing

At December 31, 2013 the Trust had two non-recourse secured financings in the aggregate amount of $29,150,000. During February 2014, the loans that were collateral for the secured financings were sold. As a result of the sale, the secured financings are no longer an obligation of the Trust.

Notes Payable

In conjunction with the loan modification on the property located in Cerritos, California the Trust assumed a $14,500,000 B Note that bears interest at 6.6996% per annum and requires monthly interest payments of approximately $12,000 with the balance of the interest accruing. The loan modification agreement provides for a participation feature whereby the B Note can be fully satisfied with proceeds from the sale of the property after the Trust receives a 9.0% priority return on its capital, during a specified time period as defined in the loan modification document. The carrying value of the participating B Note, which approximates fair value, was $861,000 at June 30, 2014 and $942,000 at December 31, 2013. The inputs used in determining the estimated fair value of the Trust’s Notes Payable are categorized as Level 3 in the fair value hierarchy.

On October 15, 2012, 5400 Westheimer LP, an entity in which the Trust holds an interest and consolidates, executed a note payable in the amount of $1,600,000. The note bears interest at 15% per annum and matures on October 15, 2022. Since the Trust holds 50% of the loan, $800,000 of the note payable and the associated interest is eliminated in consolidation for accounting purposes. The balance of the note as of June 30, 2014 and December 31, 2013 was $800,000 which approximates fair value.

9.	Revolving Line of Credit

The Trust had a revolving line of credit in the principal amount of $50,000,000 which bore interest at LIBOR plus 3% and had a maturity date of March 3, 2014 with an option to extend the maturity date to March 3, 2015. The Trust elected not to exercise its option to extend the revolving line of credit.

The outstanding balance under the facility was $0 at December 31, 2013. The Trust was required to pay a commitment fee on the unused portion of the line, which amounted to approximately $29,000 for the period from January 1, 2014 through March 3, 2014, and approximately $44,000 and $87,000 for the three and six months ended June 30, 2013, respectively.

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

As of June 30, 2014, pursuant to its securities repurchase plan discussed in Note 4, the Trust has acquired $11,178,000 of its outstanding Notes in open market transactions for an aggregate price of $11,742,000. In connection with the acquisitions, the Trust recorded a $564,000 loss on extinguishment of debt which is included in income from continuing operations.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2014

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

The effective portion of changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2014 and 2013 interest rate hedges were used to hedge the variable cash flows associated with existing variable-rate debt. The Trust also assesses, both at its inception and on an ongoing basis, whether the hedging instrument is highly effective in achieving offsetting changes in the cash flows attributable to the hedged item. The ineffective portion of the change, if any, in fair value of the derivatives is recognized directly in earnings. The Trust did not record any hedge ineffectiveness during the three and six months ended June 30, 2014 and 2013. The Trust has recorded changes in fair value related to the effective portion of its interest rate hedges designated and qualifying as cash flow hedges totaling $493,000 and $638,000 of comprehensive loss for the three and six months ended June 30, 2014, and $131,000 and $130,000 of comprehensive income for the three and six months ended June 30, 2013, respectively.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2014

The table below presents information about the Trust’s interest rate caps and interest rate swaps that are included on the consolidated balance sheet that were designated as cash flow hedges of interest rate risk at June 30, 2014 (in thousands):

Maturity	Strike Rate	Notional Amount of Hedge	Cost of Hedge	Estimated Fair Value of Hedge	Change in Hedge Valuations Included in Other Comprehensive Income for the Six Months Ended June 30, 2014
Aug 2014	0.50%	$12,980	$22	$—	$6
May 2016	0.50%	41,950	—	(83)	(51)
Oct 2016	0.69%	150,000	—	(419)	(333)
Nov 2017	4.00%	50,000	165	92	(117)
Nov 2018	5.00%	50,000	220	83	(142)

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designed as cash flow hedges for the six months ended June 30, 2014 and 2013, respectively (in thousands):

	2014	2013

Amount of gain (loss) recognized in accumulated other comprehensive income on interest rate derivatives (effective portion)	$(643)	$132

Amount of gain (loss) reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$5	$1

Amount of gain (loss) recognized in income on derivative (in effective portion and amount excluded from effectiveness testing)	$—	$—

The table below presents information about the Trust’s interest rate caps and swaps that were not designated as cash flow hedges (in thousands):

Maturity	Strike Rate	Notional Amount of Hedge	Cost of Hedge	Estimated Fair Value	Change in Hedge Valuations Included in Interest Expense for the Six Months Ended June 30, 2014
Oct 2014	1.00%	5,753	174	—	—
Aug 2015	3.00%	25,500	10	10	—

12.	Non-controlling Interests

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

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2014

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

The changes in the Trust’s ownership interest in the subsidiaries impacted consolidated equity during the period are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income attributable to Winthrop Realty Trust	$8,962	$8,374	$9,602	$22,120

Increase (decrease) in Winthrop Realty Trust paid in capital adjustments from transaction with non-controlling interests	—	51	—	103

Changes from net income attributable to Winthrop Realty
Trust and transfers (to) from non-controlling interest	$8,962	$8,425	$9,602	$22,223

13.	Discontinued Operations

During 2013 the Trust’s office properties located in Deer Valley, Arizona; Lisle, Illinois (701 Arboretum) and Andover, Massachusetts and its retail properties in Seabrook, Texas and Denton, Texas were sold and are included in discontinued operations for all periods presented. During 2014 the Trust’s residential property in Meriden, Connecticut and its office properties in Englewood, Colorado, Chicago, Illinois (River City), and Amherst, New York were sold and are included in discontinued operations for all periods presented. The Trust’s retail property in Louisville, Kentucky, which was under contract to be sold, was classified as held for sale at June 30, 2014 and is included in discontinued operations for all periods presented.

Assets held for sale at June 30, 2014 consist of land and building of $2,356,000 and accounts receivable of $40,000.

Results for discontinued operations for the three and six months ended June 30, 2014 and 2013 are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Revenues	$777	$3,690	$3,202	$7,746
Operating expenses	(250)	(1,814)	(1,580)	(3,346)
Interest expense	—	(565)	(446)	(1,125)
Depreciation and amortization	(237)	(1,214)	(932)	(2,600)
Gain on sale of real estate	6,569	6,752	10,994	9,527
Impairment loss	(87)	(154)	(87)	(154)

Income from discontinued operations	$6,772	$6,695	$11,151	$10,048

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2014

14.	Commitments and Contingencies

In addition to the initial purchase price of certain loans and operating properties, the Trust has future funding commitments attributable to its 450 W 14th Street property, 701 Seventh Avenue investment and 1515 Market Street loan which total approximately $31,307,000 at June 30, 2014. The Trust has a ground lease related to its property located at 450 W 14th Street, New York, New York which expires on June 1, 2053. As of June 30, 2014, in connection with the ground lease, the Trust has commitments of $711,000; $1,463,000; $1,592,000; $1,656,000, $1,791,000 and $107,627,000 for the years ended December 31, 2014, 2015, 2016, 2017, 2018 and thereafter, respectively.

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

FUR Advisors – The activities of the Trust are administered by FUR Advisors LLC (“FUR Advisors”) pursuant to the terms of the Advisory Agreement between the Trust and FUR Advisors. FUR Advisors is controlled by and partially owned by the executive officers of the Trust. Pursuant to the terms of the Advisory Agreement, FUR Advisors is responsible for providing asset management services to the Trust and coordinating with the Trust’s shareholder transfer agent and property managers. FUR Advisors is entitled to receive a base management fee and in certain instances, a termination fee and/or an incentive fee in accordance with the terms of the Advisory Agreement. In addition, FUR Advisors or its affiliate is entitled to receive property and construction management fees subject to the approval of the independent Trustees of the Trust.

The following table sets forth the fees and reimbursements paid by the Trust for the three and six months ended June 30, 2014 and 2013 to FUR Advisors and Winthrop Management LP (“Winthrop Management”) (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Base Asset Management Fee (1)	$2,399	$2,291	$4,774	$4,557
Property Management Fee	338	309	657	591
Construction Management Fee	110	138	189	269

	$2,847	$2,738	$5,620	$5,417

(1)	Includes fees on third party contributions of $23 and $29 for the three months ended June 30, 2014 and 2013, respectively, and of $48 and $58 for the six months ended June 30, 2014 and 2013.

Base Asset Management Fee – FUR Advisors is entitled to receive a base management fee of 1.5% of equity as defined in the Advisory Agreement and in certain instances, a termination fee and/or incentive fee in accordance with the terms of the Advisory Agreement. Additionally, FUR Advisors receives a fee equal 0.25% of any equity contributions by unaffiliated third parties to a venture managed by the Trust.

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

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2014

At June 30, 2014 $2,399,000 payable to FUR Advisors and $372,000 payable to Winthrop Management were included in related party fees payable.

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

Until the awards are no longer subject to forfeiture, the Trust measures stock-based compensation expense at each reporting date for any changes in fair value and recognizes the expense prorated for the portion of the requisite service period completed. Accordingly, the Trust recognized $917,000 and $1,331,000 in non-cash compensation expense for the three and six months ended June 30, 2014. As of June 30, 2014, 7,500 restricted shares had been forfeited. As of June 30, 2014 there was $6,866,000 of unrecognized compensation cost associated with the 592,500 shares subject to forfeiture. In connection with the adoption of the plan of liquidation, the Trust’s compensation committee has authorized amendments to the grant agreement to provide for an early expiration of the Forfeiture Period and the reissuance of the 7,500 previously forfeited shares.

17.	Reportable Segments

The FASB guidance on segment reporting establishes standards for the way that public business enterprises report information about operating segments in financial statements and requires that those enterprises report selected financial information about reportable segments in interim financial reports issued to shareholders.

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

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2014

The following table summarizes the Trust’s assets by business segment for the periods ended June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013

Assets
Operating properties	$872,242	$845,698
Loan assets	90,947	147,702
REIT securities	—	—
Corporate
Cash and cash equivalents	133,576	112,512
Restricted cash	334	186
Accounts receivable and prepaids	1,204	543
Deferred financing costs	2,468	2,645
Assets held for sale	2,396	23,038

Total Assets	$1,103,167	$1,132,324

Capital Expenditures
Operating Properties	$3,758	$3,892

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

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2014

The following table presents a summary of revenues from operating properties, loan assets and REIT securities and expenses incurred by each segment for the three and six months ended June 30, 2014 and 2013 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Operating Properties
Rents and reimbursements	$20,165	$12,372	$39,228	$23,769
Operating expenses	(7,150)	(3,870)	(14,581)	(7,555)
Real estate taxes	(2,420)	(1,213)	(4,615)	(1,950)
Equity in earnings of preferred equity investment in Fenway-Wateridge	7	185	14	387
Equity in earnings of preferred equity investment in Vintage Housing Holdings	557	—	557	—
Equity in income of Vintage Housing Holdings	2,059	2,696	3,679	4,617
Equity in income of WRT-Elad	1,273	167	2,509	610
Equity in income of 701 Seventh Avenue	1,939	623	3,497	1,320
Equity in income of Fenway-Wateridge	54	47	106	83
Equity in income of Marc Realty investment	12	69	7	9
Equity in loss of Sealy Northwest Atlanta	(138)	(87)	(266)	(233)
Equity in income of Mentor Retail	17	16	37	33
Equity in loss of Atrium Mall	(53)	—	(56)	—
Equity in loss of Edens Plaza Associates	(1)	—	(1)	—

Operating properties operating income	16,321	11,005	30,115	21,090
Depreciation and amortization expense	(6,652)	(3,894)	(13,883)	(7,747)
Interest expense	(4,191)	(3,669)	(7,963)	(6,734)
Impairment loss on equity investments	(2,422)	—	(2,422)	—
Impairment loss on investments in real estate	—	—	(9,200)	—
Gain on sale of investments in real estate	8	—	8	—
Settlement expense	—	(134)	—	(134)

Operating properties net income (loss)	3,064	3,308	(3,345)	6,475

Loan Assets
Interest income	2,366	3,446	6,658	7,900
Discount accretion	386	761	1,591	1,477
Unrealized gain on loan securities carried at fair value	—	215	—	215
Equity in loss of ROIC Lakeside Eagle	(8)	(2)	(19)	(15)
Equity in income of Concord Debt Holdings	249	36	515	71
Equity in income of CDH CDO	551	0	984	150
Equity in (loss) income of Concord Debt Holdings (1)	(2)	15	88	29
Equity in income of CDH CDO (1)	414	427	1,247	907
Equity in income of WRT-Stamford	232	224	461	445
Equity in loss of SoCal Office Loan Portfolio	—	(2)	—	(2)
Equity in income (loss) of RE CDO Management	2	(9)	6	3,761
Equity in income of 10 Metrotech	—	304	—	608

Loan assets operating income	4,190	5,415	11,531	15,546
General and administrative expense	(4)	(21)	(220)	(35)
Interest expense	—	(647)	(121)	(1,227)

Loan assets net income	4,186	4,747	11,190	14,284

REIT Securities
Interest and dividends	—	100	—	250
Gain (loss) on sale of securities carried at fair value	—	—	2	(102)
Unrealized loss on securities carried at fair value	—	(1,860)	—	(142)

REIT securities net income (loss)	—	(1,760)	2	6

Net income from segments before corporate income (expense)	7,250	6,295	7,847	20,765

Reconciliations to GAAP Net Income:
Corporate Income (Expense)
Interest income	114	116	199	185
Interest expense	(1,639)	(1,827)	(3,440)	(3,654)
General and administrative	(2,140)	(1,073)	(3,566)	(1,901)
Related party fees	(2,399)	(2,291)	(4,774)	(4,557)
Loss on extinguishment of debt	(564)	—	(564)	—
Transaction costs	(319)	(46)	(569)	(52)
State and local taxes	(93)	(124)	(105)	(138)

Income (loss) from continuing operations before non-controlling interest	210	1,050	(4,972)	10,648
Income from discontinued operations	6,772	6,695	11,151	10,048
Non-controlling interest	1,980	629	3,423	1,424

Net Income Attributable to Winthrop Realty Trust	$8,962	$6,695	$9,602	$10,048

(1)	Represents the interest acquired from Lexington Realty Trust on May 1, 2012.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2014

18.	Variable Interest Entities

Consolidated Variable Interest Entities

Consolidated variable interest entities are those where the Trust is the primary beneficiary of a variable interest entity. The primary beneficiary is the party that has a controlling financial interest in the VIE, which is defined by the entity having both of the following characteristics: 1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance, and 2) the obligation to absorb losses and right to receive the returns from the VIE that could be significant to the VIE. The Trust has identified two consolidated variable interest entities; its Cerritos, California office property and 1515 Market Street, its office property located in Philadelphia, Pennsylvania. The Trust has no future funding obligations to these entities and the Trust’s maximum exposure to loss is limited to its invested capital.

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

Loans Receivable and Loan Securities – The Trust has reviewed its loans receivable and loan securities and two of these assets have been identified as variable interests in a VIE because the equity investment at risk at the borrowing entity level is not considered sufficient for the entity to finance its activities without additional subordinated financial support. There is one investment where the equity holders lack the right to receive returns due to the lender’s participation interest in the debt.

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

Playa Vista Loan Participation – On July 7, 2014, the Trust acquired the remaining 50% participation interest not owned by the Trust in the mezzanine loan indirectly secured by Water’s Edge at Playa Vista for a purchase price of $14,000,000. As a result of the acquisition, the Trust now holds the entire mezzanine loan.

Plan of Liquidation – On August 5, 2014, holders of Common Shares representing approximately 73% of the outstanding Common Shares voted in favor of the adoption of the Trust’s Plan of Liquidation. As a result, the Plan of Liquidation was approved. Due to the adoption of the Plan of Liquidation, the Trust will change its basis of accounting from the going-concern basis to the liquidation basis of accounting.

Fenway Wateridge Equity Investment Sale – On August 6, 2014, the Trust sold its interest in its WRT-Fenway Wateridge venture to its venture partner for approximately $2,383,000.

Stamford Equity Investment Loan Repayment – On August 6, 2014, the Trust’s venture which holds the mezzanine loan indirectly secured by seven office properties in Stamford, Connecticut received payment in full on the loan. The Trust’s share of net proceeds to be distributed by the venture is approximately $9,400,000.

Shops at Wailea Loan Repayment – On August 6, 2014, the Trust received payment in full on the B-Note secured by The Shops at Wailea. The Trust received net proceeds, inclusive of accrued interest, of approximately $7,556,000.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2014

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations include a discussion of our unaudited consolidated interim financial statements and footnotes thereto for the three and six months ended June 30, 2014 as compared with the three and six months ended June 30, 2013. These unaudited interim financial statements are prepared in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

On April 28, 2014, our Board of Trustees unanimously adopted a plan of liquidation, the implementation of which was subject to approval by the holders of a majority of our common shares. The plan, which provides for an orderly liquidation of our assets, was approved at a special meeting of shareholders on August 5, 2014. As a result of the adoption of the plan of liquidation, we will not be permitted to make any new investments. We will, however, be able to satisfy any existing contractual obligations including any capital call requirements and acquisitions or dispositions pursuant to buy-sell provisions under existing venture documentation, pay for required tenant improvements and capital expenditures at our real estate properties, repurchase our existing Common Shares, Series D Preferred Shares and Senior Notes if we so choose and make protective acquisitions or advances with respect to our existing assets. In addition, we will be able to invest our cash reserves in short-term U.S. Treasuries or other short-term obligations.

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

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2014

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

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2014

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

With the approval of the plan of liquidation, we will seek to sell all of our assets with a view towards completing the liquidation by no later than August 5, 2016. In order to comply with applicable tax laws, any of our assets not disposed of within such two year period would be transferred into a liquidating trust and the holders of interests in the Trust at such time will be beneficiaries of such liquidating trust. It is impossible at this time to determine the ultimate amount of liquidation proceeds that will actually be distributed to common shareholders or the timing of such payments.

Although we expect that our Common Shares will continue to be traded on the New York Stock Exchange until our assets are either disposed of or transferred to a liquidating trust, under New York Stock Exchange rules it is possible that following the implementation of the plan of liquidation and prior to the disposition of all of the assets that the Common Shares could be delisted. If this were to occur, we expect that we will use all reasonable efforts to have the Common Shares listed on another national stock exchange or on the NASDAQ stock market.

Loan Assets

During the second quarter of 2014 we received payment in full on the $4,500,000 loan receivable due from Marc Realty in connection with their acquisition of our interest in the River City property.

With the exception of our $1,500,000 mezzanine loan collateralized by a flex warehouse property located in Shirley, New York which was vacated by its tenant and is in default, all of our loan assets are performing in accordance with their terms.

In light of the shorter term nature of our loan assets, we do not intend to sell the loan assets at this time. Rather, we intend to let the loan asset segment of our business wind down through scheduled loan maturities.

Operating Properties

Disposition Activity

Crossroads I & II – property sale – On May 1, 2014 we sold our wholly-owned office properties referred to as Crossroads I and Crossroads II located in Englewood, Colorado to an independent third party for aggregate gross sale proceeds of $31,100,000. After costs and pro-rations we received net proceeds of approximately $29,633,000 and recorded a gain of $5,723,000 on the sale of the properties which is included in income from discontinued operations.

Amherst – property sale – On June 25, 2014 we sold our wholly-owned office property located in Amherst, New York to an independent third party for gross sale proceeds of $24,500,000. After costs, pro-rations and a reserve holdback we received net proceeds of approximately $21,226,000 and recorded a gain of $846,000 on the sale of the property which is included in income from discontinued operations. Upon completion of the parking area for the office property, we expect to receive $2,483,000 from the reserve holdback which will result in aggregate net proceeds of approximately $23,709,000.

Consolidated Operating Properties

During 2014 we saw increases in our operating income from our operating properties as a result of positive operating results from our new store properties. Our same store properties generated decreased operating income of $1,041,000 while our new store properties generated operating income of $8,998,000 for the six months ended June 30, 2014. See our Results of Operations section below for details of our consolidated properties net income. As of June 30, 2014 our consolidated properties were approximately 93.5% leased compared to approximately 90.0% leased at December 31, 2013.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2014

Equity Investments

Vintage Housing Holdings LLC – During the three and six months ended June 30, 2014, we recorded net income from our investment in Vintage Housing Holdings LLC of $2,059,000 and $3,679,000, respectively, and received cash distributions of $1,793,000 and $3,180,000, respectively. The Vintage properties were 97% occupied at May 31, 2014. We have elected to recognize our earnings on a one month lag.

Sullivan Center – During the three and six months ended June 30, 2014 we recognized income of $1,273,000 and $2,509,000, respectively, and received cash distributions of $991,000 and $1,961,000, respectively. The Sullivan Center was 83% leased at May 31, 2014. We have elected to recognize our earnings on a one month lag.

701 Seventh Avenue – We invested an additional $4,562,000 to this venture in the second quarter of 2014 bringing our total investment to $96,722,000 at June 30, 2014. During the three and six months ended June 30, 2014 we recorded net income from our investment in 701 Seventh Avenue of $1,939,000 and $3,497,000, respectively, and received cash distributions of $0 and $368,000, respectively. We have elected to recognize our earnings on a three month lag.

REIT Securities

There was no significant activity in this segment during the six months ended June 30, 2014. As of June 30, 2014 we had no REIT securities holdings.

Liquidity and Capital Resources

At June 30, 2014, we held $133,576,000 in unrestricted cash and cash equivalents.

We believe that cash flow from operations along with sale proceeds will continue to provide adequate capital to fund our operating and administrative and other expenses incurred during liquidation, as well as debt service obligations in the short term. As a REIT, we must distribute annually at least 90% of our REIT taxable income.

Our primary sources of funds include:

•	cash and cash equivalents;

•	rents and reimbursements received from our operating properties;

•	payments received under our loan assets;

•	sale of existing assets; and

•	cash distributions from joint ventures.

Contractual Obligations

Future Funding Requirements

We have future funding requirements relating to our 450 W 14th Street property, our 701 Seventh Avenue investment and our 1515 Market Street loan which total approximately $31,307,000 at June 30, 2014.

Debt Maturities

At June 30, 2014, our balance sheet contains mortgage loans payable of $474,107,000. We have $18,732,000 maturing in 2014, $42,500,000 maturing in 2015, with the remainder maturing in 2016 or later. With respect to our two mortgage loans maturing in 2014, in July 2014 we exercised our one year extension option on our loan which was scheduled to mature in August and we anticipate exercising our one year extension option on the second maturing loan. Our Senior Notes, which have an outstanding balance of $75,072,000 at June 30, 2014, mature on August 15, 2022. We continually evaluate our debt maturities and, based on our current assessment, we believe that, to the extent we are unable to sell an asset prior to a loan’s maturity, there are viable financing and refinancing alternatives for debts as they mature that will not materially adversely impact our liquidity or our expected financial results.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2014

Cash Flows

Our level of liquidity based upon cash and cash equivalents increased by approximately $21,064,000 from $112,512,000 at December 31, 2013 to $133,576,000 at June 30, 2014.

Our cash flow activities for the six months ended June 30, 2014 and 2013 are summarized as follows (in thousands):

	For the Six Months Ended June 30,
	2014	2013
Net cash flow provided by operating activities	$17,813	$16,616
Net cash flow provided by investing activities	36,509	67,447
Net cash flow provided by (used in) financing activities	(33,258)	4,387

Increase in cash and cash equivalents	$21,064	$88,450

Operating Activities

For the six months ended June 30, 2014 our operating activities generated net income of $6,179,000 and positive cash flow of $17,813,000. Our cash provided by operations reflects our net income adjusted by: (i) an increase for non-cash items of $3,659,000 representing primarily earnings of equity investments, gains on sales of real estate investments, current period loan discount accretion and unrealized gains on securities carried at fair value offset by adding back depreciation and amortization expenses, and $9,287,000 for impairment changes; (ii) an increase of $5,865,000 for discount accretion received in cash; (iii) an increase of $8,963,000 for distributions from non-consolidated interests; and (iv) a net decrease due to changes in other operating assets and liabilities of $6,853,000. See our discussion of “Results of Operations” below for additional details on our operations.

Investing Activities

Cash flow provided by investing activities for the six months ended June 30, 2014 was approximately $36,509,000 as compared to cash flow provided by investing activities of approximately $67,447,000 for the comparable period in 2013. Cash is used in investing activities primarily to fund acquisitions, loan originations and net investments in unconsolidated joint ventures.

Net cash provided by investing activities of $36,509,000 for the six months ended June 30, 2014 was comprised primarily of the following:

•	$37,052,000 in proceeds, excluding the discount accretion, from the sale of five loans receivable;

•	$29,873,000 in proceeds from the sale of our two Englewood, Colorado office properties;

•	$21,226,000 in proceeds from the sale of our Amherst, New York office property;

•	$5,610,000 in proceeds from the sale of our Meriden, Connecticut residential property; and

•	$7,765,000 in collection of loans receivable.

These sources of cash flow were offset primarily by:

•	$45,338,000 for additional capital contributions to our 701 Seventh Avenue equity investment;

•	$15,500,000 for our mezzanine loan origination;

•	$5,429,000 for investment in capital and tenant improvements at our operating properties; and $1,992,000 for an additional advance on our Playa Vista loan receivable.

Financing Activities

Cash flow used in financing activities for the six months ended June 30, 2014 was approximately $33,258,000 as compared to cash flow provided by financing activities of approximately $4,387,000 for the comparable period in 2013. Cash is used in financing activities primarily to pay dividends and to repay or satisfy debt.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2014

Net cash used in financing activities of $33,258,000 for the six months ended June 30, 2014 was comprised primarily of the following:

•	$11,639,000 for dividend payments on our Common Shares;

•	$11,178,000 for the repurchase of our Senior Notes payable in open market transactions;

•	$5,573,000 for dividend payments on our Series D Preferred Shares; and

•	$4,757,000 for principal payments on our mortgage loans payable.

These uses of cash flow were partially offset by $451,000 in contributions from non-controlling interests and $178,000 in proceeds from the issuance of Common Shares under our Dividend Reinvestment Plan.

Common and Preferred Share Dividends

For each of the three months ended March 31, 2014 and June 30, 2014, we paid a regular quarterly dividend of $0.1625 per Common Share and a regular quarterly dividend of $0.578125 per Series D Preferred Share.

Given the adoption of the plan of liquidation, as required by the terms of our Series D Preferred Shares, dividends on our Common Shares will be suspended until the $120,500,000 liquidation preference on our Series D Preferred Shares is satisfied. Thereafter, any dividends payable on our Common Shares will be dependent on the proceeds received from the sale of our assets and any limitations imposed by agreements to which we are subject. Any such dividends on the Common Shares after the adoption of the plan of liquidation will be deemed a return of capital until the applicable holder has received dividends totaling its cost basis.

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

Results of Operations

All per share amounts presented in this section are on a diluted basis. Net income attributable to Common Shares was $3,837,000 or $0.11 per Common Share for the six months ended June 30, 2014 as compared with net income of $16,423,000 or $0.50 per Common Share for the six months ended June 30, 2013.

Due to the adoption of the plan of liquidation we are no longer reporting funds from operations as we no longer consider this to be a key performance measure.

Our results are discussed below by reportable segment:

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

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2014

The following table summarizes our assets by reportable segment (in thousands):

	June 30, 2014	December 31, 2013

Operating properties	$872,242	$845,698
Loan assets	90,947	147,702
REIT securities	—	—
Corporate
Cash and cash equivalents	133,576	112,512
Restricted cash	334	186
Accounts receivable and prepaids	1,204	543
Deferred financing costs	2,468	2,645
Assets held for sale	2,396	23,038

Total Assets	$1,103,167	$1,132,324

The increase in operating property assets was due primarily to the consolidation of the Norridge property and additional contributions to our 701 Seventh Avenue equity investment which were partially offset by the sale of our Chicago, Illinois (River City), Englewood, Colorado and Amherst, New York properties.

The decrease in loan assets was due primarily to the sale of five loans.

Comparison of Six Months ended June 30, 2014 versus Six Months ended June 30, 2013

The following table summarizes our results from continuing operations by reportable segment and corporate income (expense) for the six months ended June 30, 2014 and 2013 (in thousands):

	2014	2013
Operating properties	$(3,345)	$6,475
Loan assets	11,190	14,284
REIT securities	2	6
Corporate expenses	(12,819)	(10,117)

Income (loss) from continuing operations	$(4,972)	$10,648

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2014

Operating Properties

The following table summarizes our results from continuing operations for our operating properties segment for the six months ended June 30, 2014 and 2013 (in thousands):

	2014	2013

Rents and reimbursements	$39,228	$23,769
Operating expenses	(14,581)	(7,555)
Real estate taxes	(4,615)	(1,950)
Equity in income of preferred equity investment in Vintage Housing Holdings	557	—
Equity in income of perferred equity investment in Fenway-Wateridge	14	387
Equity in income of Marc Realty investments	7	9
Equity in loss of Sealy Northwest Atlanta	(266)	(233)
Equity in income of 701 Seventh WRT Investors	3,497	1,320
Equity in income of WRT-Fenway Wateridge	106	83
Equity in income of Vintage Housing Holdings	3,679	4,617
Equity in income of WRT-Elad	2,509	610
Equity in income of Mentor	37	33
Equity in loss of Atrium Mall	(56)	—
Equity in loss of Edens Plaza Associates	(1)	—

Operating properties operating income	30,115	21,090

Depreciation and amortization expense	(13,883)	(7,747)
Interest expense	(7,963)	(6,734)
Impairment loss on investments in real estate	(9,200)	—
Impairment loss on equity investments	(2,422)	—
Settlement expense	—	(134)
Gain on sale of investments in real estate	8	—

Operating properties net income (loss)	$(3,345)	$6,475

Operating income from our operating properties, which we define for our consolidated operating properties as all items of income and expense directly derived from or incurred by this segment before depreciation, amortization, interest expense and other non-recurring non-operating items and including our share of income or loss from equity investments, increased by $9,025,000 compared to the prior year period.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2014

The following table breaks out our operating results from same store properties (properties held throughout both the current and prior year reporting periods) and new store properties (in thousands):

Consolidated Operating Properties

	For the Six Months Ended June 30,
	2014	2013
Rents and reimbursements
Same store properties	$19,116	$19,277
New store properties	20,112	4,492

	39,228	23,769

Operating expenses
Same store properties	6,403	5,723
New store properties	8,178	1,832

	14,581	7,555

Real estate taxes
Same store properties	1,679	1,479
New store properties	2,936	471

	4,615	1,950

Consolidated operating properties operating income
Same store properties	11,034	12,075
New store properties	8,998	2,189

	$20,032	$14,264

The decrease in operating income for our same store properties was primarily the result of a decrease in revenue of $161,000, an increase in operating expenses of $680,000 and an increase in real estate taxes of $200,000.

The decrease in same store revenue was the result of:

•	A decrease in average occupancy at our Lisle, Illinois property known as 550 Corporetum from 80% to 77%;

•	An increase in lease incentives at our Cerritos, California office property that have resulted in an increase in average occupancy from 66% to 69%; and

•	An amendment to the lease terms for the tenant at our 1050 Corporetum property in Lisle, Illinois that reduced the average contractual obligation.

Which were partially offset by:

•	Increased expense recoveries at 450 W 14th St. located in New York, New York;

•	Increased expense recoveries at our Jacksonville, Florida property;

•	Decreased concession costs at our Memphis, Tennessee residential property; and

•	Increased average occupancy at our Greensboro, North Carolina residential property from 93% to 95%.

New store revenues for the six months ended June 30, 2014 were as follows:

•	$11,745,000 from our four luxury residential properties acquired on October 31, 2013;

•	$5,412,000 from our office property in Philadelphia, Pennsylvania;

•	$2,060,000 from our retail shopping center in Norridge, Illinois; and

•	$895,000 from our residential property in Oklahoma City, Oklahoma.

Operating expenses increased by $7,026,000 due primarily to increased expenses at our new store properties of $6,346,000. Same store operating expenses increased by $680,000 due primarily to the following:

•	a $354,000 straight line rent reserve on our Jacksonville, Florida;

•	an increase of $150,000 at our 550 Corporetum office property; and

•	an increase of $120,000 at our Memphis, Tennessee residential property.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2014

Real estate tax expense increased by $2,665,000 due primarily to increased expense at our new store properties of $2,465,000. The same store real estate tax expense increase was due primarily to an increase of $158,000 at our 450 W 14th Street office property.

Depreciation and amortization expense increased by $6,136,000 in 2014 primarily as a result of our new store properties. Interest expenses related to our operating properties increased by $1,229,000 primarily as a result of financing at our new store properties. Interest expense of $4,116,000 at our new store properties was offset by $2,053,000 of capitalized interest on our 701 Seventh Avenue investment.

Non-Consolidated Operating Properties: Equity Investments

Net operating income from equity investments was $10,083,000 for the six months ended June 30, 2014 compared to net operating income of $6,826,000 for the six months ended June 30, 2013. The increase was due primarily to:

•	Operating income from our 701 Seventh WRT Investors investment increased by $2,177,000 primarily as a result of our increased investment; and

•	Operating income from our WRT-Elad investment increased by $1,899,000 as a result of having recognized losses in 2013 which brought our investment in WRT-Elad One South State Equity LP to zero at December 31, 2013 and the suspension of recognition of additional losses in 2014.

Partially offset by:

•	Operating income from our Vintage Housing Holdings investment decreased by $938,000 primarily as a result of declines in the values of the interest rate swaps held at the underlying properties.

Loan Assets

The following table summarizes our results from our loan assets segment for the six months ended June 30, 2014 and 2013 (in thousands):

	2014	2013

Interest	$6,658	$7,900
Discount accretion	1,591	1,477
Equity in earnings of Concord Debt Holdings	515	71
Equity in earnings of CDH CDO	984	150
Equity in earnings of Concord Debt Holdings (1)	88	29
Equity in earnings of CDH CDO (1)	1,247	907
Equity in earnings of WRT-Stamford	461	445
Equity in loss of SoCal Office Portfolio Loan	—	(2)
Equity in earnings of 10 Metrotech	—	608
Equity in earnings of RE CDO Management	6	3,761
Equity in loss of ROIC-Lakeside Eagle LLC	(19)	(15)
Unrealized gain on loan securities carried at fair value	—	215

Loan assets operating income	11,531	15,546

General and administrative expense	(220)	(35)
Interest expense	(121)	(1,227)

Loan assets net income	$11,190	$14,284

(1)	Represents the interest acquired from Lexington Realty Trust on May 1, 2012.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2014

Operating income from loan assets, which we define as all items of income and expense directly derived from or incurred by this segment before general and administrative and interest expense and other non-recurring non-operating items, decreased by $4,015,000 as compared to the prior year period. The decrease was due primarily to:

•	a $2,672,000 decrease in net earnings from our equity investment loan assets primarily due to earnings in 2013 of $3,761,000 on our RE CDO Management investment which resulted from the sale of subordinated interests in collateralized debt obligation entities held by this venture;

•	a $2,178,000 decrease in interest income as a result of our 2014 loan sales; and

•	a $1,692,000 decrease in interest income as a result of the satisfaction of our Queensridge Tower loan receivable in February 2014.

Partially offset by:

•	$1,892,000 of interest income on our secured financing receivable acquired in August 2013;

•	$685,000 of interest income on our Edens Plaza and Norridge Commons loan receivable originated in March 2014; and

•	a $114,000 increase in discount accretion due primarily to the sale of our San Marbeya, 500-512 7th Avenue and Wellington Tower loan receivables which were sold at prices above our original acquisition cost.

Interest expense represents interest on (i) the $15,150,000 senior participation held by Concord Real Estate CDO 2006-1, Ltd. (“CDO-1”) on our San Marbeya loan receivable, (ii) the $14,000,000 senior participation held by CDO-1 on our Hotel Wales loan and (iii) on the recourse secured financing on our Queensridge Towers loan receivable. Both of the senior participations were treated as secured financings for financial statement purposes. The decrease in interest expense is the result of the satisfaction of the above secured financings during the first quarter of 2014.

REIT Securities

The following table summarizes our results from our REIT securities segment for the six months ended June 30, 2014 and 2013 (in thousands):

	2014	2013

Interest and dividends	$—	$250
Gain (loss) on sale of securities carried at fair value	2	(102)
Unrealized loss on securities carried at fair value	—	(142)

REIT securities operating income	$2	$6

The decrease in REIT securities operating income was primarily due to the liquidation of all of our holdings of REIT securities in 2013.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2014

Corporate

The following table summarizes our results from our non-segment specific income and expense items for the six months ended June 30, 2014 and 2013 (in thousands):

	2014	2013

Interest income	$199	$185
General and administrative	(3,566)	(1,901)
Related party fees	(4,774)	(4,557)
Transaction costs	(569)	(52)
Interest expense	(3,440)	(3,654)
Loss on extinguishment of debt	(564)	—
State and local taxes	(105)	(138)

Operating loss	$(12,819)	$(10,117)

The decrease in corporate operations for the comparable periods was due primarily to the following:

•	a $1,665,000 increase in general and administrative expense due to $1,119,000 increase in compensation expense associated with the issuance of Restricted Shares, a majority of which were issued in the second quarter of 2013 and a $349,000 increase in accounting fees; and

•	a $517,000 increase in transaction costs.

State income taxes were $105,000 and $138,000 for the six months ended June 30, 2014 and 2013, respectively, due primarily to our anticipated taxable income for state purposes, after deductions for dividends paid and after the utilization of net operating loss carryforwards, where applicable.

Comparison of Three Months ended June 30, 2014 versus Three Months ended June 30, 2013

The following table summarizes our results from continuing operations by reportable segment and corporate income (expense) for the three months ended June 30, 2014 and 2013 (in thousands):

	2014	2013

Operating properties	$3,064	$3,308
Loan assets	4,186	4,747
REIT securities	—	(1,760)
Corporate expenses	(7,040)	(5,245)

Income from continuing operations	$210	$1,050

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2014

Operating Properties

The following table summarizes our results from continuing operations for our operating properties segment for the three months ended June 30, 2014 and 2013 (in thousands):

	2014	2013

Rents and reimbursements	$20,165	$12,372
Operating expenses	(7,150)	(3,870)
Real estate taxes	(2,420)	(1,213)
Equity in income of preferred equity investment in Vintage Housing Holdings	557	—
Equity in income of preferred equity investment in Fenway-Wateridge	7	185
Equity in income of Marc Realty investments	12	69
Equity in loss of Sealy Northwest Atlanta	(138)	(87)
Equity in income of 701 7th WRT Investors	1,939	623
Equity in income of WRT-Fenway Wateridge	54	47
Equity in income of Vintage Housing Holdings	2,059	2,696
Equity in income (loss) of WRT-Elad	1,273	167
Equity in income of Mentor	17	16
Equity in loss of Atrium Mall	(53)	—
Equity in loss of Edens Plaza Associates	(1)	—

Operating properties operating income	16,321	11,005

Depreciation and amortization expense	(6,652)	(3,894)
Interest expense	(4,191)	(3,669)
Impairment loss on equity investments	(2,422)	—
Gain on sale of investments in real estate	8	—
Settlement expense	—	(134)

Operating properties net income	$3,064	$3,308

Operating income from our operating properties, which we define for our consolidated operating properties as all items of income and expense directly derived from or incurred by this segment before depreciation, amortization, interest expense and other non-recurring non-operating items and including our share of income or loss from equity investments increased by $5,316,000 compared to the prior year period.

The following table breaks out our operating results from same store properties (properties held throughout both the current and prior year reporting periods) and new store properties (in thousands):

Consolidated Operating Properties

	For the Three Months Ended June 30,
	2014	2013
Rents and reimbursements
Same store properties	$12,431	$12,372
New store properties	7,734	—

	20,165	12,372

Operating expenses
Same store properties	4,092	3,870
New store properties	3,058	—

	7,150	3,870

Real estate taxes
Same store properties	1,107	1,213
New store properties	1,313	—

	2,420	1,213

Consolidated operating properties operating income
Same store properties	7,232	7,289
New store properties	3,363	—

	$10,595	$7,289

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2014

The decrease in operating income for our same store properties was primarily the result of an increase in operating expenses of $222,000 which was partially offset by an increase in revenue of $59,000 and a decrease in real estate taxes of $106,000.

The increase in same store revenue was the result of:

•	Increased expense recoveries at 450 W 14th St. located in New York, New York;

•	Increased expense recoveries at our Jacksonville, Florida property;

•	Increased average occupancy at our Philadelphia, Pennsylvania office property from 73% to 82%.

Which were partially offset by:

•	A decrease in average occupancy at our Lisle, Illinois property known as 550 Corporetum from 79% to 76%;

•	A decrease in average occupancy at our Cerritos, California office property from 77% to 69%; and

•	An amendment to the lease terms for the tenant at our 1050 Corporetum property in Lisle, Illinois that reduced the average contractual obligation.

New store revenues for the three months ended June 30, 2014 were as follows:

•	$5,904,000 from our four luxury residential properties acquired on October 31, 2013;

•	$1,367,000 from our retail shopping center in Norridge, Illinois; and

•	$463,000 from our residential property in Oklahoma City, Oklahoma.

Operating expenses increased by $3,280,000 due to expenses at our new store properties of $3,058,000 and an increase at our same store properties of $222,000.

Real estate tax expense increased by $1,207,000. Real estate tax expense at our new store properties was $1,313,000 and real estate tax expense at our same store properties decreased by $106,000. The decrease at our same store properties was due primarily to a reduction at our Philadelphia, Pennsylvania office property.

Depreciation and amortization expense increased by $2,758,000 in 2014 primarily as a result of our new store properties. Interest expenses related to our operating properties increased by $522,000 primarily as result of financing at our new store properties. Interest expense of $1,994,000 at our new store properties was offset by $1,078,000 of capitalized interest in connection with our investment in 701 Seventh Avenue.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2014

Non-Consolidated Operating Properties: Equity Investments

Net operating income from equity investments was $5,726,000 for the three months ended June 30, 2014 compared to net income of $3,716,000 for the three months ended June 30, 2013. The increase was due primarily to:

•	Operating income from our 701 Seventh WRT Investors investment increased by $1,316,000 primarily as a result of our increased investment;

•	Operating income from our WRT-Elad investment increased by $1,106,000 as a result of having recognized losses in 2013 which brought our investment in WRT-Elad One South State Equity LP to zero at December 31, 2013 and the suspension of recognition of additional losses in 2014; and

•	Income of $557,000 from our preferred equity investment in Vintage Housing Holdings as a result of payments received in connection with the conversion of the Tacoma, Washington property to an operating property.

Partially offset by:

•	A $637,000 decrease in operating income from our Vintage Housing Holdings investment primarily as a result of declines in the values of the interest rate swaps held at the underlying properties.

Loan Assets

The following table summarizes our results from our loan assets segment for the three months ended June 30, 2014 and 2013 (in thousands):

	2014	2013

Interest	$2,366	$3,446
Discount accretion	386	761
Equity in earnings of Concord Debt Holdings	249	36
Equity in earnings of CDH CDO	551	—
Equity in earnings (loss) of Concord Debt Holdings (1)	(2)	15
Equity in earnings of CDH CDO (1)	414	427
Equity in earnings of WRT-Stamford	232	224
Equity in loss of SoCal Office Portfolio Loan	—	(2)
Equity in earnings of 10 Metrotech	—	304
Equity in earnings (loss) of RE CDO Management	2	(9)
Equity in loss of ROIC-Lakeside Eagle LLC	(8)	(2)
Unrealized gain (loss) on loan securities carried at fair value	—	215

Loan asset operating income	4,190	5,415

General and administrative expense	(4)	(21)
Interest expense	—	(647)

Loan assets net income	$4,186	$4,747

(1)	Represents the interest acquired from Lexington Realty Trust on May 1, 2012.

Operating income from loan assets, which we define as all items of income and expense directly derived from or incurred by this segment before general and administrative and interest expense, decreased by $1,225,000 as compared to the prior year period. The decrease was due primarily to:

•	a $1,339,000 decrease in interest income as a result of our 2014 loan sales;

•	a $661,000 decrease in interest income as a result of the satisfaction of our Queensridge Tower loan receivable in February 2014; and

•	a $375,000 decrease in discount accretion as a result of our 2014 loan sales.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2014

Partially offset by:

•	$951,000 of interest income on our secured financing receivable acquired in August 2013; and

•	$544,000 of interest income on our Edens Plaza and Norridge Commons loan receivable originated in March 2014.

Interest expense represents interest on (i) the $15,150,000 senior participation held by CDO-1 on our San Marbeya loan receivable, (ii) the $14,000,000 senior participation held by CDO-1 on our Hotel Wales loan and (iii) on the recourse secured financing on our Queensridge Towers loan receivable. Both of the senior participations were treated as secured financings for financial statement purposes. The decrease in interest expense is the result of the satisfaction of the above secured financings during the first quarter of 2014.

REIT Securities

The following table summarizes our results from our REIT securities segment for the three months ended June 30, 2014 and 2013 (in thousands):

	2014	2013

Interest and dividends	$—	$100
Gain on sale of securities carried at fair value	—	—
Unrealized loss on securities carried at fair value	—	(1,860)

REIT securities operating loss	$—	$(1,760)

We had no holdings of REIT securities during the three months ended June 30, 2014.

Corporate

The following table summarizes our results from our non-segment specific income and expense items for the three months ended June 30, 2014 and 2013 (in thousands):

	2014	2013

Interest income	$114	$116
General and administrative	(2,140)	(1,073)
Related party fees	(2,399)	(2,291)
Transaction costs	(319)	(46)
Interest expense	(1,639)	(1,827)
Loss on extinguishment of debt	(564)	—
State and local taxes	(93)	(124)

Operating loss	$(7,040)	$(5,245)

The increase in operating loss for the comparable periods was due primarily to $564,000 loss on extinguishment of debt in connection with the repurchase of a portion of our Senior Notes in the three months ended June 30, 2014 and a $748,000 increase in compensation expense associated with the issuance of Restricted Shares which is reflected in general and administrative expense.

State income taxes were $93,000 and $124,000 for the three months ended June 30, 2014 and 2013, respectively, due primarily to our anticipated taxable income for state purposes, after deductions for dividends paid and after the utilization of net operating loss carryforwards, where applicable.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2014

Discontinued Operations

During 2013 our office properties located in Deer Valley, Arizona; Lisle, Illinois (701 Arboretum) and Andover, Massachusetts and our retail properties in Seabrook, Texas and Denton, Texas were sold and are included in discontinued operations for all periods presented. During 2014 our residential property in Meriden, Connecticut and our office properties in Englewood, Colorado, Chicago, Illinois (River City), and Amherst, New York were sold and are included in discontinued operations for all periods presented. Our retail property in Louisville, Kentucky, which was under contract to be sold, was classified as held for sale at June 30, 2014 and is included in discontinued operations for all periods presented.

Income from discontinued operations was $11,151,000 and $10,048,000 for the six months ended June 30, 2014 and 2013, respectively. Income from discontinued operations was $6,772,000 and $6,695,000 for the three months ended June 30, 2014 and 2013, respectively. Included in income from discontinued operations are gains on sale of real estate of $10,994,000 and $9,527,000 for the six months ended June 30, 2014 and 2013, respectively, and $6,569,000 and $6,752,000 for the three months ended June 30, 2014 and 2013, respectively.

Critical Accounting Policies and Estimates

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Recently Issued Accounting Standards

See Item 1 – Note 2.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2014

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

The table below presents information about the Trust’s derivative financial instruments at June 30, 2014 (in thousands):

Type	Maturity	Strike Rate	Notional Amount of Hedge	Cost of Hedge	Estimated Fair Value of Hedge

Cap	October 2014	1.00%	$5,753	174	—
Cap	August 2014	0.50%	12,980	22	—
Cap	August 2015	3.00%	25,500	10	10
Swap	May 2016	0.50%	41,950	—	(83)
Swap	October 2016	0.69%	150,000	—	(419)
Cap	November 2017	4.00%	50,000	165	92
Cap	November 2018	5.00%	50,000	220	83

The fair value of our mortgage loans payable and secured financings, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, was $473,788,000 and $474,112,000 at June 30, 2014 and December 31, 2013, respectively. The fair value of our Senior Notes, based on quoted market prices, was $79,727,000 and $86,940,000 at June 30, 2014 and December 31, 2013, respectively.

The following table shows what the annual effect a change in the LIBOR rate would have on interest expense based upon our variable rate debt at June 30, 2014 taking into consideration the effect of our derivative financial instruments (in thousands):

	Change in LIBOR (2)
	-0.16%	1%	2%	3%

Change in consolidated interest expense	$(9)	$513	$1,453	$2,392

Pro-rata share of change in interest expense of debt on non-consolidated entities (1)	(18)	104	162	209

(Increase) decrease in net income	$(27)	$617	$1,615	$2,601

(1)	Represents our pro-rata share of a change in interest expense in our Marc Realty, Sealy, 701 Seventh Avenue, Fenway Wateridge and Edens Plaza equity investments.
(2)	The one-month LIBOR rate at June 30, 2014 was 0.1552%.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2014

The Trust’s equity investment in Vintage, which is reported on a 30 day lag, holds floating rate debt of approximately $169,860,000 and bears interest at a rate indexed to the Securities Industry and Financial Markets Association Municipal Swap Index (SIFMA). The following table shows the annual effect a change in the SIFMA rate would have on the Trust based on property level interest expense based upon the unhedged balances in variable rate debt at May 31, 2014 (in thousands):

	Change in SIFMA (1)
	-0.06%	1%	2%	3%

Change in consolidated interest expense	$—	$—	$—	$—

Pro-rata share of change in interest expense on Vintage debt	(59)	984	1,968	2,952

(Increase) decrease in net income	$(59)	$984	$1,968	$2,952

(1)	The one-month SIFMA rate at May 31, 2014 was 0.06%.

We may utilize various financial instruments to mitigate the potential negative impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies.

The following table shows what the annual effect a change in the LIBOR rate would have on interest income based upon our variable rate loan assets at June 30, 2014 (in thousands):

	Change in LIBOR (1)
	-0.16%	1%	2%	3%

Change in consolidated interest income	$(2)	$197	$489	$781

Pro-rata share of change in interest income of loan assets in non-consolidated entities	(16)	100	200	300

Increase (decrease) in net income	$(18)	$297	$689	$1,081

(1)	The one-month LIBOR rate at June 30, 2014 was 0.1552%.

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

FORM 10-Q JUNE 30, 2014

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

As of June 30, 2014 an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Other Matters

There have been no changes in our internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2014

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winthrop Realty Trust

Date: August 8, 2014	By:	/s/ Michael L. Ashner
Michael L. Ashner
Chief Executive Officer

Date: August 8, 2014	By:	/s/ John A. Garilli
John A. Garilli
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2014

EXHIBIT INDEX

Exhibit	Description	Page Number

3.1	Second Amended and Restated Declaration of Trust as of May 21, 2009 - Incorporated by reference to Exhibit 3.1 to the Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2009.	-

3.2	By-laws of Winthrop Realty Trust as amended and restated on November 3, 2009 - Incorporated by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed November 6, 2009.	-

3.3	Amendment to By-laws - Incorporated by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed March 6, 2010.	-

4.1	Form of certificate for Common Shares of Beneficial Interest. Incorporated by reference to Exhibit 4.1 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008.	-

4.2	Agreement of Limited Partnership of WRT Realty L.P., dated as of January 1, 2005 - Incorporated by reference to Exhibit 4.1 to the Trust’s Form 8-K filed January 4, 2005.	-

4.3	Amendment No. 1 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of December 1, 2005 incorporated by reference to Exhibit 4.4 to the Trust’s Form 10-K filed March 15, 2012.	-

4.4	Amendment No. 2 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of November 28, 2011 - Incorporated by reference to the Trust’s Form 8-K filed November 28, 2011.	-

4.5	Amendment No. 3 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of March 23, 2012 - Incorporated by reference to the Trust’s Form 8-K filed March 23, 2012

4.6	Amended and restated Certificate of Designations of 9.25% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest - Incorporated by reference to the Trust’s Form 8-K filed March 23, 2012.	-

4.7	Form of Specimen Certificate for the 9.25% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest - Incorporated by reference to Exhibit 4.2 to Trust’s Form 8-A filed with the Securities and Exchange Commission on November 23, 2011.	-

4.8	Indenture, dated August 6, 2012 between the Trust and The Bank of New York Mellon, as trustee - Incorporated by reference to the Exhibit 4.1 to the Trust’s Form 8-K filed August 9, 2012.	-

4.9	First Supplemental Indenture, dated August 15, 2012, between the Trust and the Bank of New York Mellon, as trustee and collateral agent - Incorporated by reference to Exhibit 4.1 of the Trust’s Form 8-K filed August 15, 2012.	-

10.1	Stock Purchase Agreement between the Trust and FUR Investors, LLC, dated as of November 26, 2003, including Annex A thereto, being the list of Conditions to the Offer - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed December 1, 2003.	-

10.2	Second Amended and Restated Advisory Agreement dated March 5, 2009, between the Trust, WRT Realty L.P. and FUR Advisors LLC. Incorporated by reference to Exhibit 10.3 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008.	-

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2014

10.3	Amendment No. 1 to Second Amended and Restated Advisory Agreement - Incorporated by reference to Exhibit 10.30 to the Trust’s Quarterly Report on Form 10-Q for the period ended March 31, 2009.	-

10.4	Amendment No. 2 to Second Amended and Restated Advisory Agreement - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed January 29, 2010.	-

10.5	Amendment No. 3 to Second Amended and Restated Advisory Agreement - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed March 2, 2012.	-

10.6	Exclusivity Services Agreement between the Trust and Michael L. Ashner - Incorporated by reference to Exhibit 10.4 to the Trust’s Form 8-K filed December 1, 2003.	-

10.7	Amendment No. 1 to Exclusivity Agreement, dated November 7, 2005 - Incorporated by reference to Exhibit 10.7 to the Trust’s Form 8-K filed November 10, 2005.	-

10.8	Covenant Agreement between the Trust and FUR Investors, LLC - Incorporated by reference to Exhibit 10.5 to the Trust’s Form 8-K filed December 1, 2003.	-

10.9	Amended and Restated Omnibus Agreement, dated March 16, 2005, among Gerald Nudo, Laurence Weiner and WRT Realty L.P. - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed March 18, 2005.	-

10.10	Agreement, dated as of July 1, 2009, among Gerald Nudo, Laurence Weiner and WRT Realty L.P. Incorporated by reference to Exhibit 10.14 to the Trust’s Form 10-Q for the period ended June 30, 2009 filed August 10, 2009.	-

10.11	Winthrop Realty Trust 2007 Long Term Stock Incentive Plan - Incorporated by reference to the Trust’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 30, 2007.	-

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)

101.INS	XBRL Report Instance Document	(1)

101.SCH	XBRL Taxonomy Extension Schema Document	(1)

101.CAL	XBRL Taxonomy Calculation Linkbase Document	(1)

101.LAB	XBRL Taxonomy Label Linkbase Document	(1)

101.PRE	XBRL Presentation Label Linkbase Document	(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(1)

(1)	filed herewith