Form 10-Q
period 2014-09-30
Winthrop Realty Trust
filed 2014-11-14
CIK 37008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2014

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

As of November 1, 2014 there were 36,425,084 Common Shares of Beneficial Interest outstanding.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2014

(Unaudited)

INDEX

		Page

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited):

	Consolidated Statement of Net Assets (Liquidation Basis) as of September 30, 2014	3

	Consolidated Balance Sheet (Going Concern Basis) as of December 31, 2013	4

	Consolidated Statement of Changes in Net Assets (Liquidation Basis) for the Period From August 1, 2014 Through September 30, 2014	5

	Consolidated Statements of Operations and Comprehensive Income (Going Concern Basis) for the One Month Ended July 31, 2014 and for the Three Months Ended September 30, 2013	6

	Consolidated Statements of Operations and Comprehensive Income (Going Concern Basis) for the Seven Months Ended July 31, 2014 and for the Nine Months Ended September 30, 2013	7

	Consolidated Statements of Equity (Going Concern Basis) for the Seven Months Ended July 31, 2014 and for the Nine Months Ended September 30, 2013	8

	Consolidated Statements of Cash Flows (Going Concern Basis) for the Seven Months Ended July 31, 2014 and for the Nine Months Ended September 30, 2013	10

	Notes to Consolidated Financial Statements	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	47

Item 4.	Controls and Procedures	49

Part II.	Other Information

Item 6.	Exhibits	50

Signatures		51

Exhibit Index		52

Part 1. Financial Information

Item 1.	Financial Statements (Unaudited)

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2014

CONSOLIDATED STATEMENT OF NET ASSETS

(Liquidation Basis)

(unaudited, in thousands)

September 30,
2014

ASSETS
Investments in real estate	$700,050
Equity investments	393,514
Cash and cash equivalents	33,967
Restricted cash held in escrows	14,112
Loans receivable	62,314
Secured financing receivable	28,960
Accounts receivable	1,077
Loan securities	918

TOTAL ASSETS	$1,234,912

LIABILITIES
Mortgage loans payable	$375,335
Senior notes payable	75,072
Liability for non-controlling interests	49,738
Liability for estimated costs in excess of estimated receipts during liquidation	26,100
Notes payable	25,000
Accounts payable, accrued liabilities and other liabilities	12,776
Related party fees payable	2,597

TOTAL LIABILITIES	566,618

COMMITMENTS AND CONTINGENCIES
Net assets in liquidation	$668,294

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2014

CONSOLIDATED BALANCE SHEET

(Going Concern Basis)

(unaudited, in thousands, except share and per share data)

December 31, 2013
ASSETS
Investments in real estate, at cost
Land	$82,215
Buildings and improvements	588,653

670,868
Less: accumulated depreciation	(56,448)

Investments in real estate, net (variable interest entities $65,275)	614,420
Cash and cash equivalents (variable interest entities $1,163)	112,512
Restricted cash held in escrows (variable interest entities $7,340)	13,372
Loans receivable, net	101,100
Secured financing receivable	30,728
Accounts receivable, net of allowances of $414	2,229
Accrued rental income	19,760
Loan securities carried at fair value	226
Preferred equity investments	6,485
Equity investments	149,085
Lease intangibles, net (variable interest entities $20,043)	49,866
Deferred financing costs, net	6,189
Other assets	3,314
Assets held for sale	23,038

TOTAL ASSETS	$1,132,324

LIABILITIES
Mortgage loans payable (variable interest entities $90,404)	$444,933
Senior notes payable	86,250
Secured financings	29,150
Notes payable (variable interest entities $942)	1,742
Accounts payable, accrued liabilities and other liabilities	26,266
Related party fees payable	2,831
Dividends payable	6,099
Deferred income	1,353
Below market lease intangibles, net (variable interest entities $527)	2,399
Liabilities of assets held for sale	21,638

TOTAL LIABILITIES	622,661

COMMITMENTS AND CONTINGENCIES
EQUITY
Winthrop Realty Trust Shareholders’ Equity:

Series D Cumulative Redeemable Preferred Shares, $25 per share liquidation preference, 5,060,000 shares authorized and 4,820,000 shares issued and outstanding	120,500

Common Shares of beneficial interest, $1 par, unlimited shares authorized; 36,401,438 shares issued and outstanding	35,809

Additional paid-in capital	647,121
Accumulated distributions in excess of net income	(322,432)
Accumulated other comprehensive loss	(124)

Total Winthrop Realty Trust Shareholders’ Equity	480,874
Non-controlling interests	28,789

Total Equity	509,663

TOTAL LIABILITIES AND EQUITY	$1,132,324

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2014

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(Liquidation Basis)

(unaudited, in thousands)

Period From August 1, 2014 Through September 30, 2014
Net assets in liquidation, beginning of period	$786,915
Changes in net assets in liquidation
Change in liquidation value of investments in real estate	(1,250)
Change in liquidation value of loan receivable	4,750
Remeasurement of assets and liabilities	(231)

Net increase in liquidation value	3,269
Liquidating distributions to Series D Preferred shareholders	(121,890)
Liquidating distributions to Common shareholders	—

Changes in net assets in liquidation	(118,621)

Net assets in liquidation, end of period	$668,294

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2014

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Going Concern Basis)

(unaudited, in thousands, except per share data)

	One Month	Three Months
	Ended	Ended
	July 31, 2014	September 30, 2013
Revenue
Rents and reimbursements	$7,085	$12,026
Interest, dividends and discount accretion	1,394	3,917

	8,479	15,943

Expenses
Property operating	2,546	4,302
Real estate taxes	764	1,172
Depreciation and amortization	2,074	3,846
Interest	1,870	4,992
General and administrative	497	1,104
Related party fees	774	2,309
Transaction costs	17	106
Federal, state and local taxes	(165)	83

	8,377	17,914

Other income (loss)
Equity in income of equity investments	2,250	13,856
Earnings from preferred equity investments	11	189
Realized loss on sale of securities carried at fair value	—	(31)
Settlement expense	—	(16)
Interest and other income	37	101

	2,298	14,099

Income from continuing operations	2,400	12,128
Discontinued operations
Income (loss) from discontinued operations	84	(1,395)

Net income	2,484	10,733
Net loss attributable to non-controlling interests	395	995

Net income attributable to Winthrop Realty Trust	2,879	11,728
Preferred dividend of Series D Preferred Shares	(929)	(2,787)
Amount allocated to Restricted Common Shares	(11)	(106)

Net income attributable to Common Shares	$1,939	$8,835

Per Common Share data - Basic
Income from continuing operations	$0.05	$0.31
Income (loss) from discontinued operations	—	(0.04)

Net income attributable to Common Shares	$0.05	$0.27

Per Common Share data - Diluted
Income from continuing operations	$0.05	$0.31
Income (loss) from discontinued operations	—	(0.04)

Net income attributable to Common Shares	$0.05	$0.27

Basic Weighted-Average Common Shares	35,825	33,076

Diluted Weighted-Average Common Shares	35,975	33,148

Comprehensive income
Net income	$2,484	$10,733
Change in unrealized gain (loss) on interest rate derivative	445	(150)

Consolidated comprehensive income	2,929	10,583

Net loss attributable to non-controlling interests	395	995

Comprehensive loss attributable to non-controlling interests	395	995

Comprehensive income attributable to Winthrop Realty Trust	$3,324	$11,578

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2014

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Going Concern Basis)

(Unaudited, in thousands, except per share data)

	Seven Months	Nine Months
	Ended	Ended
	July 31, 2014	September 30, 2013
Revenue
Rents and reimbursements	$46,313	$35,795
Interest, dividends and discount accretion	9,643	13,545

	55,956	49,340

Expenses
Property operating	17,127	11,856
Real estate taxes	5,379	3,122
Depreciation and amortization	15,957	11,594
Interest	13,394	16,607
Impairment loss on investments in real estate	9,200	—
General and administrative	4,283	3,040
Related party fees	5,548	6,866
Transaction costs	586	158
State and local taxes	(60)	222

	71,414	53,465

Other income (loss)
Equity in income of equity investments	12,622	26,249
Earnings from preferred equity investments	582	576
Loss on extinguishment of debt	(564)	—
Realized gain (loss) on sale of securities carried at fair value	2	(133)
Unrealized loss on securities carried at fair value	—	(142)
Unrealized gain on loan securities carried at fair value	—	215
Settlement expense	—	(150)
Interest and other income	244	286

	12,886	26,901

Income (loss) from continuing operations	(2,572)	22,776
Discontinued operations
Income from discontinued operations	11,235	8,653

Net income	8,663	31,429
Net loss attributable to non-controlling interests	3,818	2,419

Net income attributable to Winthrop Realty Trust	12,481	33,848
Preferred dividend of Series D Preferred Shares	(6,502)	(8,360)
Amount allocated to Restricted Common Shares	(192)	(235)

Net income attributable to Common Shares	$5,787	$25,253

Per Common Share data - Basic
Income (loss) from continuing operations	$(0.15)	$0.50
Income from discontinued operations	0.31	0.26

Net income attributable to Common Shares	$0.16	$0.76

Per Common Share data - Diluted
Income (loss) from continuing operations	$(0.15)	$0.50
Income from discontinued operations	0.31	0.26

Net income attributable to Common Shares	$0.16	$0.76

Basic Weighted-Average Common Shares	35,821	33,047

Diluted Weighted-Average Common Shares	35,821	33,089

Comprehensive income
Net income	$8,663	$31,429
Change in unrealized loss on interest rate derivative	(193)	(20)

Consolidated comprehensive income	8,470	31,409

Net loss attributable to non-controlling interests	3,818	2,419

Comprehensive loss attributable to non-controlling interests	3,818	2,419

Comprehensive income attributable to Winthrop Realty Trust	$12,288	$33,828

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2014

CONSOLIDATED STATEMENTS OF EQUITY

(Going Concern Basis)

(Unaudited, in thousands, except per share data)

	Series D Preferred Shares of Beneficial Interest		Common Shares of Beneficial Interest		Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (loss)	Non- Controlling Interests	Total
	Shares	Amount	Shares	Amount

Balance, December 31, 2013	4,820	$120,500	36,401	$35,809	$647,121	$(322,432)	$(124)	$28,789	$509,663

Net income attributable to Winthrop Realty Trust	—	—	—	—	—	12,481	—	—	12,481
Net loss attributable to non-controlling interests	—	—	—	—	—	—	—	(3,818)	(3,818)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(711)	(711)
Contributions from non-controlling interests	—	—	—	—	—	—	—	873	873
Increase in non-controlling interest due to consolidation of property	—	—	—	—	—	—	—	16,391	16,391
Decrease in non-controlling interest due to property sale	—	—	—	—	—	—	—	(3,764)	(3,764)
Dividends declared on Common Shares of Beneficial Interest ($0.325 per share)	—	—	—	—	—	(11,642)	—	—	(11,642)
Dividends declared on Series D Preferred Shares ($1.348963 per share)	—	—	—	—	—	(6,502)	—	—	(6,502)
Dividends declared on Restricted Shares	—	—	—	—	—	(192)	—	—	(192)
Change in unrealized loss on interest rate derivatives	—	—	—	—	—	—	(193)	—	(193)
Stock issued pursuant to Dividend Reinvestment Plan	—	—	16	16	162	—	—	—	178
Amortization of Restricted Shares	—	—	—	—	1,450	—	—	—	1,450

Balance, July 31, 2014	4,820	$120,500	36,417	$35,825	$648,733	$(328,287)	$(317)	$37,760	$514,214

						Accumulated	Accumulated
	Series D Preferred Shares		Common Shares of		Additional	Distributions	Other	Non-
	of Beneficial Interest		Beneficial Interest		Paid-In	in Excess of	Comprehensive	Controlling
	Shares	Amount	Shares	Amount	Capital	Net Income	Income (loss)	Interests	Total

Balance, December 31, 2012	4,820	$120,500	33,019	$33,019	$618,426	$(317,385)	$(50)	$14,754	$469,264

Net income attributable to Winthrop Realty Trust	—	—	—	—	—	33,848	—	—	33,848
Net loss attributable to non-controlling interests	—	—	—	—	—	—	—	(2,419)	(2,419)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(52)	(52)
Contributions from non-controlling interests	—	—	—	—	—	—	—	861	861
Purchase of non-controlling interests	—	—	—	—	103	—	—	(253)	(150)
Dividends paid or accrued on Common Shares of Beneficial Interest ($0.4875 per share)	—	—	—	—	—	(16,553)	—	—	(16,553)
Dividends paid or accrued on Series D Preferred Shares ($1.7344 per share)	—	—	—	—	—	(8,360)	—	—	(8,360)
Dividends paid or accrued on restricted shares	—	—	—	—	—	(211)	—	—	(211)
Change in unrealized loss on interest rate derivatives	—	—	—	—	—	—	(20)	—	(20)
Stock issued pursuant to Dividend Reinvestment Plan	—	—	29	29	324	—	—	—	353
Net proceeds from common shares offering	—	—	2,750	2,750	27,210	—	—	—	29,960
Issuance of restricted shares	—	—	600	—	—	—	—	—	—
Amortization of restricted shares	—	—	—	—	557	—	—	—	557

Balance, September 30, 2013	4,820	$120,500	36,398	$35,798	$646,620	$(308,661)	$(70)	$12,891	$507,078

See Notes to Consolidated Financial Statements

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2014

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Going Concern Basis)

(Unaudited, in thousands)

	Seven Months Ended July 31, 2014	Nine Months Ended September 30, 2013
Cash flows from operating activities
Net income	$8,663	$31,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs and fair value of debt)	11,331	10,355
Amortization of lease intangibles	6,462	5,901
Straight-line rental income	1,121	(3,584)
Loan discount accretion	(2,086)	(2,283)
Discount accretion received in cash	5,865	37
Earnings of preferred equity investments	(582)	(576)
Distributions of income from preferred equity investments	565	123
Income of equity investments	(12,622)	(26,249)
Distributions of income from equity investments	8,755	19,354
Restricted cash held in escrows	(27)	1,763
(Gain) loss on sale of securities carried at fair value	(2)	133
Unrealized loss on securities carried at fair value	—	142
Unrealized gain on loan securities carried at fair value	—	(215)
Gain on sale of real estate investments	(11,073)	(10,948)
Impairment loss on investments in real estate	9,287	2,904
Tenant leasing costs	(1,046)	(3,365)
Equity compensation expenses	1,450	557
Bad debt expense (recovery)	(229)	104
Changes in assets and liabilities:
Interest receivable	(64)	58
Accounts receivable and other assets	665	450
Accounts payable, accrued liabilities and other liabilities	(8,234)	(255)

Net cash provided by operating activities	18,199	25,835

Cash flows from investing activities
Issuance and acquisition of loans receivable	(31,492)	(21,437)
Investments in real estate	(5,575)	(6,289)
Investment in equity investments	(48,154)	(11,982)
Proceeds from sale of investments in real estate	56,423	36,217
Proceeds from sale of equity investments	200	26
Return of capital distribution from equity investments	705	14,649
Return of capital distribution from preferred equity investments	643	—
Purchase of securities carried at fair value	(73)	—
Proceeds from sale of securities carried at fair value	75	12,345
Restricted cash held in escrows	2,127	(2,677)
Collection of loans receivable	7,784	47,597
Proceeds from sale of loans receivable	37,052	19,318
Cash from consolidation of properties	332	473
Issuance of secured financing receivable	—	(30,000)
Deposits on real estate	—	(25,606)

Net cash provided by investing activities	20,047	32,634

(continued on next page)

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2014

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Going Concern Basis)

(Unaudited, in thousands, continued)

	Seven Months Ended July 31, 2014	Nine Months Ended September 30, 2013
Cash flows from financing activities
Proceeds from mortgage loans payable	$—	$48,100
Principal payments of mortgage loans payable	(5,412)	(20,295)
Payment of secured financing	—	(23,770)
Repurchase of senior notes payable	(11,178)	—
Restricted cash held in escrows	(239)	(2,921)
Deferred financing costs	(68)	(789)
Contribution from non-controlling interest	873	861
Distribution to non-controlling interest	(711)	(52)
Purchase of non-controlling interests	—	(150)
Proceeds from issuance of Common Shares under Dividend Reinvestment Plan	178	353
Proceeds from issuance of Common Shares through offering	—	29,960
Dividend paid on Common Shares	(17,461)	(16,102)
Dividend paid on Series D Preferred Shares	(5,573)	(5,574)
Dividend paid on Restricted Shares	(71)	(10)

Net cash (used in) provided by financing activities	(39,662)	9,611

Net (decrease) increase in cash and cash equivalents	(1,416)	68,080
Cash and cash equivalents at beginning of period	112,512	97,682

Cash and cash equivalents at end of period	$111,096	$165,762

Supplemental Disclosure of Cash Flow Information

Interest paid	$15,280	$17,780

Capitalized interest	$2,457	$600

Taxes paid	$147	$201

Supplemental Disclosure on Non-Cash Investing and Financing Activities
Dividends accrued on Common Shares and Restricted Shares	$401	$6,018

Dividends accrued on Series D Preferred Shares	$929	$2,786

Capital expenditures accrued	$1,736	$2,547

Conveyance of secured financing in settlement of loans receivable	$(29,150)	$—

Forgiveness of loan receivable	$190	$—

Fair value of assets acquired	$69,140	$62,208

Fair value of liabilities assumed	$52,687	$62,198

Contribution to WRT-Elad One South State Equity L.P.	$—	$897

Contribution to Vintage Housing Holdings LLC	$450	$—

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Organization

Winthrop Realty Trust (“Winthrop”), a real estate investment trust (“REIT”) under Sections 856-860 of the Internal Revenue Code, is an unincorporated association in the form of a business trust organized in Ohio under a Declaration of Trust dated August 1, 1961, as amended and restated on May 21, 2009, which has as its stated principal business activity the ownership and management of, and lending to, real estate and related investments.

Winthrop conducts its business through WRT Realty L.P., a Delaware limited partnership (the “Operating Partnership”). Winthrop is the sole general partner of, and owns directly and indirectly, 100% of the limited partnership interest in the Operating Partnership. All references to the “Trust” refer to Winthrop and its consolidated subsidiaries, including the Operating Partnership.

On April 28, 2014 the Trust’s Board of Trustees (the “Board”) adopted a plan of liquidation which was subject to approval by the holders of a majority of the Trust’s common shares of beneficial interest (“Common Shares”). The plan was approved at a special meeting of shareholders on August 5, 2014.

Prior to the plan of liquidation, the Trust was engaged in the business of owning real property and real estate related assets which it categorized into three segments: (i) ownership of investment properties including wholly owned properties and investments in joint ventures which own investment properties (“operating properties”); (ii) origination and acquisition of loans collateralized directly or indirectly by commercial and multi-family real property, (collectively “loan assets”); and (iii) equity and debt interests in other real estate investment trusts (“REIT securities”). Subsequent to the adoption of the plan of liquidation discussed below, the Trust no longer makes operating decisions or assesses performance in separate segments as all assets are now considered as held for sale. Accordingly, the Trust has only one reporting and operating segment subsequent to July 31, 2014.

2.	Plan of Liquidation

The plan of liquidation provides for an orderly sale of the Trust’s assets, payment of the Trust’s liabilities and other obligations and the winding up of operations and dissolution of the Trust. The Trust is not permitted to make any new investments other than protective acquisitions or advances with respect to the Trust’s existing assets. The Trust is permitted to satisfy any existing contractual obligations including any capital call requirements and acquisitions or dispositions pursuant to buy-sell provisions under existing joint venture documentation, pay for required tenant improvements and capital expenditures at its real estate properties, and repurchase its existing Common Shares and its 7.75% Senior Notes (the “Notes”). The Trust is also permitted to invest its cash reserves in short-term U.S. Treasuries or other short-term obligations.

The plan of liquidation enables the Trust to sell any and all of its assets without further approval of the shareholders and provides that liquidating distributions be made to the shareholders as determined by the Board. Pursuant to applicable REIT rules, in order to be able to deduct liquidating distributions as dividends, the Trust must complete the disposition of its assets by August 5, 2016, two years after the date the plan of liquidation was adopted by shareholders. To the extent that all of the Trust’s assets are not sold by such date, the Trust intends to satisfy this requirement by distributing its unsold assets into a liquidating trust at the end of such two-year period, and the holders of interests in the Trust at such time will be beneficiaries of such liquidating trust.

The dissolution process and the amount and timing of distributions to shareholders involves risks and uncertainties. Accordingly, it is not possible to predict the timing or aggregate amount which will ultimately be distributed to shareholders and no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in the Consolidated Statement of Net Assets.

The Trust expects to continue to qualify as a REIT throughout the liquidation until such time as any remaining assets, if any, are transferred into a liquidating trust. The Board shall use commercially reasonable efforts to continue to cause the Trust to maintain its REIT status, provided however, the Board may elect to terminate the Trust’s status as a REIT if it determines that such termination would be in the best interest of the shareholders.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Summary of Significant Accounting Policies

Basis of Presentation

Pre Plan of Liquidation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, although management believes that the disclosures presented herein are adequate to make the accompanying unaudited consolidated interim financial statements not misleading. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated annual financial statements and the notes thereto included in Winthrop’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC. In the opinion of management, all adjustments considered necessary for fair statements have been included, and all such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

The accompanying unaudited consolidated interim financial statements represent the consolidated results of Winthrop, its wholly-owned taxable REIT subsidiary, WRT-TRS Management Corp., the Operating Partnership and all majority-owned subsidiaries and affiliates over which the Trust has financial and operating control and variable interest entities (“VIE“s) in which the Trust has determined it is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. Prior to the adoption of the plan of liquidation, the Trust accounted for all other unconsolidated joint ventures using the equity method of accounting. Accordingly, the Trust’s share of the earnings of these joint ventures and companies was included in consolidated net income.

The consolidated financial statements for the periods ended July 31, 2014, December 31, 2013, and September 30, 2013 were prepared on the going concern basis of accounting, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Post Plan of Liquidation

Liquidation Basis of Accounting

As a result of the approval of the plan of liquidation by the shareholders, the Trust has adopted the liquidation basis of accounting as of August 1, 2014 and for the periods subsequent to August 1, 2014 in accordance with GAAP. Accordingly, on August 1, 2014 assets were adjusted to their estimated net realizable value, or liquidation value, which represents the estimated amount of cash that the Trust will collect on disposal of assets as it carries out its plan of liquidation. The liquidation value of the Trust’s operating properties and loan assets are presented on an undiscounted basis. Estimated costs to dispose of assets have been presented separately from the related assets. Liabilities are carried at their contractual amounts due or estimated settlement amounts.

The Trust accrues costs and income that it expects to incur and earn through the end of liquidation to the extent it has a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets. Actual costs and income may differ from amounts reflected in the financial statements because of inherent uncertainty in estimating future events. These differences may be material. See Note 4 for further discussion. Actual costs incurred but unpaid as of September 30, 2014 are included in accounts payable, accrued liabilities and other liabilities on the Consolidated Statement of Net Assets.

In liquidation, the presentation for joint ventures historically consolidated under going concern accounting will be determined based on the Trust’s planned exit strategy. Those ventures where the Trust intends to sell the property will be presented on a gross basis with a payable to the non-controlling interest holder. Those ventures where the Trust intends to sell its interest in the venture, rather than the property, will be presented on a net basis and included in equity investments on the Consolidated Statement of Net Assets. Amounts due to non-controlling interests in connection with the disposition of consolidated joint ventures have been accrued and are recorded as liability for non-controlling interests.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Net assets in liquidation represents the estimated liquidation value available to holders of Common Shares upon liquidation. Due to the uncertainty in the timing of the anticipated sale dates and the estimated cash flows, actual operating results and sale proceeds may differ materially from the amounts estimated.

Reclassifications

Discontinued operations for all periods presented in the Consolidated Statements of Operations include the operations of the Trust’s residential property in Meriden, Connecticut which was disposed of in February 2014, the Trust’s retail properties in Denton, Texas and Seabrook, Texas which were disposed of in 2013 and the Trust’s office properties in Lisle, Illinois, Deer Valley, Arizona and Andover, Massachusetts which were disposed of in 2013 and its office properties in Englewood, Colorado, Chicago, Illinois (River City) and Amherst, New York which were sold in 2014. Also included in discontinued operations for the periods presented are the operations of the Trust’s retail property located in Louisville, Kentucky which is under contract to be sold and is classified as held for sale at July 31, 2014.

Earnings Per Share

Prior to the adoption of the plan of liquidation, the Trust determined basic earnings per share on the weighted average number of Common Shares outstanding during the period and reflected the impact of participating securities. The Trust computes diluted earnings per share based on the weighted average number of Common Shares outstanding combined with the incremental weighted average effect from all outstanding potentially dilutive instruments.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Trust has calculated earnings per share in accordance with relevant accounting guidance for participating securities and the two class method. The reconciliation of earnings attributable to Common Shares outstanding for the basic and diluted earnings per share calculation is as follows (in thousands, except per share data):

	One Month Ended July 31, 2014	Three Months Ended September 30, 2013	Seven Months Ended July 31, 2014	Nine Months Ended September 30, 2013
Basic
Income (loss) from continuing operations	$2,400	$12,128	$(2,572)	$22,776
Loss attributable to non-controlling interest	395	954	3,764	2,427
Preferred dividend of Series D Preferred Shares	(929)	(2,787)	(6,502)	(8,360)
Amount allocated to Restricted Shares	(11)	(106)	(192)	(235)

Income (loss) from continuing operations applicable to Common Shares	1,855	10,189	(5,502)	16,608
Income (loss) from discontinued operations	84	(1,395)	11,235	8,653
(Income) loss attributable to non-controlling interests from discontinued operations	—	41	54	(8)

Net income applicable to Common Shares for earnings per share purposes	$1,939	$8,835	$5,787	$25,253

Basic weighted-average Common Shares	35,825	33,076	35,821	33,047

Income (loss) from continuing operations	$0.05	$0.31	$(0.15)	$0.50
Income (loss) from discontinued operations	—	(0.04)	0.31	0.26

Net income per Common Share - Basic	$0.05	$0.27	$0.16	$0.76

Diluted
Income (loss) from continuing operations	$2,400	$12,128	$(2,572)	$22,776
Loss attributable to non-controlling interest	395	954	3,764	2,427
Preferred dividend of Series D Preferred Shares	(929)	(2,787)	(6,502)	(8,360)
Amount allocated to Restricted Shares	(11)	(106)	(192)	(235)

Income (loss) from continuing operations applicable to Common Shares	1,855	10,189	(5,502)	16,608
Income (loss) from discontinued operations	84	(1,395)	11,235	8,653
(Income) loss attributable to non-controlling interests from discontinued operations	—	41	54	(8)

Net income applicable to Common Shares for earnings per share purposes	$1,939	$8,835	$5,787	$25,253

Basic weighted-average Common Shares	35,825	33,076	35,821	33,047
Stock options (1)	—	2	—	2
Restricted shares (2)	150	70	—	40

Diluted weighted-average Common Shares	35,975	33,148	35,821	33,089

Income (loss) from continuing operations	$0.05	$0.31	$(0.15)	$0.50
Income (loss) from discontinued operations	—	(0.04)	0.31	0.26

Net income per Common Share - Diluted	$0.05	$0.27	$0.16	$0.76

(1)	The Trust’s stock options were exercised in 2013. The resulting shares were included in the basic weighted-average shares outstanding for the one month and seven months ended July 31, 2014. The Trust’s outstanding stock options were dilutive for the three and nine months ended September 30, 2013.
(2)	The Trust’s Restricted Shares were anti-dilutive for the seven months ended July 31, 2014 and are not included in the weighted-average shares outstanding for the calculation of diluted earnings per Common Share. The Trust’s Restricted Shares were dilutive for the one month ended July 31, 2014 and the three and nine months ended September 30, 2013. The amendments to the Restricted Shares discussed in Note 19 had no impact on the calculation of earnings per share for the periods presented.

No dividend was paid on Common Shares for the quarter ended September 30, 2014. On September 15, 2014 the Trust made the full liquidating distribution on its Series D Cumulative Redeemable Preferred Shares (the “Series D Preferred Shares”) of $25.4815 per Series D Preferred Share, which amount consisted of the $25.00 liquidation preference plus accrued and unpaid dividends to, but excluding, the date of payment.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recently Issued Accounting Standards

On April 10, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08: Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity to update the criteria for reporting discontinued operations. The amendments require that a disposal of a component of an entity be reported as discontinued operations if the disposal represents a strategic shift that has or will have a major effect on the entity’s operations. The new disclosure requirements are effective prospectively for annual reporting periods beginning on or after December 15, 2014 and do not impact the current financial statements. The new disclosures are required for both interim and annual reporting. The Trust did not elect early adoption of the amendments. The amendments will not have a material impact on the consolidated financial statements as a result of the adoption of the liquidation basis of accounting.

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. ASU 2014-09 will not have a material impact on the Trust’s financial position or results of operations as a result of the adoption of the liquidation basis of accounting.

4.	Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation

The liquidation basis of accounting requires the Trust to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the plan of liquidation. The Trust currently estimates that it will have costs in excess of estimated receipts during the liquidation. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, estimates of tenant improvement costs, the timing of property sales, direct costs incurred to complete the sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of operations. These costs are estimated and are anticipated to be paid out over the liquidation period.

Upon transition to the liquidation basis of accounting on August 1, 2014, the Trust accrued the following revenues and expenses expected to be incurred during liquidation (in thousands):

Amount
Rents and reimbursements	$81,975
Interest and dividends	23,349
Property operating expenses	(31,583)
Interest expense	(30,216)
General and administrative expenses	(45,160)
Capital expenditures	(9,785)
Sales costs	(15,805)

Liability for estimated costs in excess of estimated receipts during liquidation	$(27,225)

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The change in the liability for estimated costs in excess of estimated receipts during liquidation as of September 30, 2014 is as follows (in thousands):

	August 1, 2014	Cash Payments (Receipts)	Remeasurement of Assets and Liabilities	September 30, 2014
Assets:
Estimated net inflows from investments in real estate and loans receivable	$38,400	$(1,710)	$(231)	$36,459

Liabilities:
Sales costs	(15,805)	—	—	(15,805)
Corporate expenditures	(49,820)	3,066	—	(46,754)

	(65,625)	3,066	—	(62,559)

Total liability for estimated costs in excess of estimated receipts during liquidation	$(27,225)	$1,356	$(231)	$(26,100)

5.	Net Assets in Liquidation

The following is a reconciliation of Shareholder’s Equity under the going concern basis of accounting to net assets in liquidation under the liquidation basis of accounting as of August 1, 2014 (in thousands):

Shareholder’s Equity as of July 31, 2014	$476,454
Increase due to estimated net realizable value of investments in real estate	220,338
Increase due to estimated net realizable value of equity investments	182,472
Increase due to estimated net realizable value of loans receivable	6,071
Secured financing	(1,699)
Loan securities	692
Deconsolidation of properties	10,178
Decrease due to write-off of assets and liabilities	(44,691)
Increase in non-controlling interest	(35,675)
Liability for estimated costs in excess of estimated receipts during liquidation	(27,225)

Adjustment to reflect the change to the liquidation basis of accounting	310,461

Estimated value of net assets in liquidation as of August 1, 2014	$786,915

Net assets in liquidation decreased by $118,621,000 during the period August 1, 2014 through September 30, 2014. The primary reason for the decline in net assets was due to the liquidating distributions to Series D Preferred Shareholders, net of previously accrued amounts, totaling $121,890,000.

The net assets in liquidation at September 30, 2014 would result in liquidating distributions of approximately $18.35 per Common Share. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	Fair Value Measurements

Prior to the adoption of liquidation accounting, REIT securities, loan securities and derivative financial instruments were reported at fair value. The accounting standards establish a framework for measuring fair value as well as disclosures about fair value measurements. They emphasize that fair value is a market based measurement, not an entity-specific measurement. Therefore a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, the standards establish a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

The Trust’s Level 3 loan securities carried at fair value primarily consisted of non-agency mortgage-related securities. The Trust valued the loan securities carried at fair value based primarily on prices received from a pricing service. The techniques used by the pricing service to develop the prices generally are either: (a) a comparison to transactions involving instruments with similar collateral and risk profiles; or (b) industry standard modeling, such as a discounted cash flow model. The significant inputs and assumptions used to determine the fair value of the Trust’s loan securities include prepayment rates, probability of default, loss severity and yield to maturity percentages.

Recurring Measurements

The table below presents the Trust’s assets measured at fair value on a recurring basis as of July 31, 2014 according to the level in the fair value hierarchy within which those measurements fall (in thousands):

Recurring Basis	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Loan securities carried at fair value	$—	$—	$226	$226
Interest rate hedges	—	116	—	116

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

There were no inter-level transfers of assets or liabilities during the period from January 1, 2014 through July 31, 2014 or during the three or nine months ended September 30, 2013.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The table below includes a roll forward of the balance sheet amounts from January 1, 2014 to July 31, 2014 and from January 1, 2013 to September 30, 2013 including the change in fair value for financial instruments classified by the Trust within Level 3 of the valuation hierarchy (in thousands). When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement.

	Seven Months	Nine Months
	Ended	Ended
Loan Securities Carried at Fair Value	July 31, 2014	September 30, 2013

Fair value, beginning of period	$226	$11
Net unrealized gain	—	215

Fair value, end of period	$226	$226

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$215

Quantitative Information about Level 3 Fair Value Measurements

At July 31, 2014 the Trust held only one loan security which is valued at $226,000, or 20% of face value. The valuation reflects assumptions that would be considered by market participants along with management’s assessment of collectible future cash flows.

The Trust used a third party pricing model to establish values for the loan securities in the portfolio. The Trust also performed further analysis of the performance of the loans and collateral underlying the securities, the estimated value of the collateral supporting such loans and a consideration of local industry and broader economic trends and factors. Significant judgment was utilized in the ultimate determination of fair value. The significant assumptions used in this analysis include market interest rates and interest rate spreads. This valuation methodology was characterized as Level 3 in the fair value hierarchy under going concern accounting.

Non-Recurring Measurements

Non-recurring measurements of fair value of assets or liabilities would typically include investments in real estate, assets held for sale and equity investments. During the seven months ended July 31, 2014 the Trust recognized impairment charges totaling $9,287,000 on its Jacksonville, Florida; Lisle, Illinois (550 Corporetum); Louisville, Kentucky and Greensboro, North Carolina properties. During the seven months ended July 31, 2014 the Trust also recognized $2,422,000 in other-than-temporary impairment charges on its equity investments. During the three months ended September 30, 2013 the Trust recognized an impairment charge of $2,750,000 on its Lisle, Illinois (701 Arboretum) property. During the nine months ended September 30, 2013 the Trust recognized impairment charges totaling $2,904,000 on its Lisle Illinois (701 Arboretum) and Denton, Texas properties.

In light of the adoption of a plan of liquidation by the Board on April 28, 2014, the Trust tested the tangible and intangible assets for impairment, which considered a probability analysis of various scenarios including a shortened holding period for all of its operating properties. The Trust’s estimates of future cash flows expected to be generated in the impairment tests were based on a number of assumptions. These assumptions were generally based on management’s experience in its real estate markets and the effects of current market conditions. The assumptions were subject to economic and market uncertainties including, among others, market capitalization rates, discount rates, demand for space, competition for tenants, changes in market rental rates, and costs to operate the property. As these factors were difficult to predict and were subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The table below presents the Trust’s assets measured at fair value on a non-recurring basis as of July 31, 2014, according to the level in the fair value hierarchy within which those measurements fall (in thousands):

Non-Recurring Basis	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investments in real estate	$—	$—	$22,556	$22,556
Equity investments	—	—	11,457	11,457
Assets held for sale	—	—	2,356	2,356

	$—	$—	$36,369	$36,369

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2014

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

Receivables and Payables

Fair values of loans receivable, secured financing receivable, mortgage loans payable and notes payable are primarily determined by discounting the expected cash flows at current interest rates plus an applicable risk spread, which reflects credit quality and maturity of the loans. The risk spread is based on loans with comparable credit quality, maturities and risk profile. Loans receivable may also be based on the fair value of the underlying real estate collateral less cost to sell, which is estimated using appraised values. Under going concern accounting, these were classified as Level 3.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2014

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

There was no change in the fair value of loan securities for the one and seven months ended July 31, 2014. The Trust did not have any holdings of REIT securities at July 31, 2014 or December 31, 2013. There was no change in the fair value of loan securities or in the per share value of the REIT securities for the three months ended September 30, 2013. During the nine months ended September 30, 2013 the Trust recognized net unrealized gains of $73,000. The change in fair value of the REIT securities and loan securities for which the fair value option was elected is recorded as an unrealized gain or loss in the Trust’s Consolidated Statements of Operations. Income related to securities carried at fair value is recorded as interest and dividend income.

The following table presents as of July 31, 2014 and December 31, 2013 the Trust’s financial assets for which the fair value option was elected (in thousands):

Financial Instruments at Fair Value	July 31, 2014	December 31, 2013

Assets

Loan securities carried at fair value	$226	$226

	$226	$226

The table below presents as of July 31, 2014 the difference between fair values and the aggregate contractual amounts due for which the fair value option has been elected (in thousands):

	Fair Value at July 31, 2014	Amount Due Upon Maturity	Difference

Assets

Loan securities carried at fair value	$226	$1,130	$904

	$226	$1,130	$904

7.	Acquisition and Disposition Activity

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

FORM 10-Q SEPTEMBER 30, 2014

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

The Norridge Property contributed approximately $2,862,000 of revenue and net loss of approximately $2,000 to the Trust for the period from March 5, 2014 through July 31, 2014.

The accompanying unaudited pro forma information for the one and seven months ended July 31, 2014 and the three and nine months ended September 30, 2013 is presented as if the acquisition of the Norridge Property on March 5, 2014 had occurred on January 1, 2013 and the acquisition of 1515 Market Street on February 1, 2013 had occurred on January 1, 2012. This unaudited pro forma information is based upon the historical consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto. The unaudited pro forma information does not purport to represent what the actual results of operations of the Trust would have been had the above occurred. Nor do they purport to predict the results of operations of future periods.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Pro forma (unaudited) (In thousands, except for per share data)	For the One Month Ended July 31, 2014	For the Three Months Ended September 30, 2013	For the Seven Months Ended July 31, 2014	For the Nine Months Ended September 30, 2013

Total revenue	$8,479	$21,245	$57,101	$64,654
Income (loss) from continuing operations	2,400	10,448	(2,776)	29,879
Net income attributable to Winthrop Realty Trust	2,879	11,129	12,480	33,486
Per common share data - basic	0.05	0.25	0.16	0.76
Per common share data - diluted	0.05	0.25	0.16	0.76

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

701 Seventh – capital contributions – During the first nine months of 2014 the Trust made additional capital contributions of $53,187,000 with respect to its interest in the venture that holds an indirect interest in the property located at 701 Seventh Avenue, New York, New York, bringing aggregate capital contributions through September 30, 2014 to $106,624,000. In January 2014, the property’s existing indebtedness was refinanced with a new $237,500,000 mortgage loan and $315,000,000 mezzanine loan to be advanced for construction costs of the approximately 110,000 square feet of retail space and an approximately 120 foot high, 20,000 square foot state of the art LED sign. Both the mortgage loan and the mezzanine loan bear interest at LIBOR plus 8% per annum, require payments of interest only and mature January 31, 2017, subject to two, one-year extensions. In addition, the venture entered into two additional loan agreements providing for supplemental loans of $262,500,000 which, subject to certain conditions, enables the venture to make draws to provide additional construction financing to develop a 452 room hotel which will be constructed above the retail component. If fully funded, the maximum aggregate debt among the various loans funded would be $815,000,000.

Simultaneously with entering into the loans, the venture executed an agreement with a wholly-owned affiliate of Marriott International, Inc. to manage and operate an “EDITION” hotel at the property. The hotel will include 452 rooms and utilize approximately 30,000 square feet of the 110,000 square foot retail space for food, beverage and entertainment space.

Newbury Apartments – property sale – On February 26, 2014 the Trust sold its interest in the Newbury Apartments property located in Meriden, Connecticut to an independent third party for gross sale proceeds of $27,500,000. After costs, pro-rations and the transfer of the debt, the Trust received net proceeds of approximately $5,106,000 and recorded a gain of $4,422,000 on the sale of the property which is included in income from discontinued operations.

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

The Trust also granted Marc Realty an option exercisable prior to March 1, 2016 to acquire its equity investment in Brooks Building LLC. Marc Realty exercised its option and acquired the Trust’s interest in Brooks Building LLC on September 8, 2014. The liquidation value of the investment was $5,770,000 at August 1, 2014, and the Trust received net proceeds of $5,770,000 on the sale.

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

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Amherst – property sale – On June 25, 2014 the Trust sold its wholly-owned office property located in Amherst, New York to an independent third party for gross sale proceeds of $24,500,000. After costs, pro-rations and a reserve holdback the Trust received net proceeds of approximately $21,226,000 on the sale of the property. Upon completion of the parking area for the office property the Trust expects to receive $2,449,000 from the reserve holdback which, if received, will result in aggregate net proceeds of approximately $23,675,000. The Trust recorded a gain of $946,000 on the sale of the property which is included in income from discontinued operations.

Wateridge – sale – On August 6, 2014 the Trust sold its interest in the WRT-Fenway Wateridge venture to its venture partner for approximately $2,383,000 which equaled its liquidation value at August 1, 2014.

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

Playa Vista – loan purchase – On July 7, 2014 the Trust acquired for $14,000,000 the additional 50% interest in the Playa Vista loan. The Trust also paid $108,000 for the prorated share of interest accrued through June 30, 2014. The purchase price represents a premium of approximately $762,000 over the face of the loan inclusive of interest through June 30, 2014.

Stamford – loan satisfaction – On August 6, 2014 the Trust’s venture which held the mezzanine loan secured by seven office properties in Stamford, Connecticut received payment in full on the loan. The Trust received net proceeds, inclusive of accrued interest, of $9,450,000 in connection with the payoff. The liquidation value of this investment at August 1, 2014 was $9,450,000.

Shops at Wailea – loan satisfaction – On August 7, 2014 the Trust received $7,556,000, inclusive of accrued interest, in full repayment at par of its loan receivable collateralized by the Shops at Wailea. The liquidation value of this investment was $7,516,000 at August 1, 2014.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Other Activity:

Securities Repurchase Plan – On April 28, 2014 the Trust’s Board approved a share repurchase plan which will permit the Trust to repurchase its Series D Preferred Shares and its Senior Notes, each at prices to be determined by the Board. The purchases of the Series D Preferred Shares and the Senior Notes will be executed periodically as market and business conditions warrant on the open market, in negotiated or block trades, or under a 10b5-1 plan, which would permit securities to be repurchased when the Trust might otherwise be prevented from doing so. The share repurchase plan does not obligate the Trust to repurchase any dollar amount or number of securities. The repurchase plan does not have an expiration date and may be limited or terminated by the Board at any time without prior notice. See Note 13 for Senior Notes repurchased during 2014.

Notes Payable – On September 10, 2014 the Trust obtained a $25,000,000 unsecured working capital loan from KeyBank National Association. Borrowings under the loan bear interest at LIBOR plus 3%. The loan requires monthly payments of interest only and has an initial maturity of March 10, 2015 with two, three-month extension options. Mandatory principal payments are required from net transaction proceeds from the sale or refinancing of any of the Trust’s assets. The loan was repaid in full in October 2014 from the proceeds of asset sales.

Redemption of Series D Preferred Shares – On September 15, 2014 the Trust made the full liquidating distribution of $122,821,000 ($25.4815 per share) to the holders of its Series D Preferred Shares. Pursuant to the terms of the Series D Preferred Shares, the holders thereof have no further rights or claim to any of the remaining assets of the Trust.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.	Loans Receivable

The following table summarizes the Trust’s loans receivable at September 30, 2014 and December 31, 2013 (in thousands):

				Carrying Amount (1)		Contractual Maturity Date
Description	Loan Position	Stated Interest Rate at September 30, 2014		September 30, 2014	December 31, 2013

Playa Vista / Water’s Edge	Mezzanine	LIBOR + 15.75	%(3),(4)	$34,337	$10,327	1/23/15
Churchill (2)	Whole Loan	LIBOR + 3.75%		—	683	6/01/15
Rockwell	Mezzanine	12.0%		—	—	5/01/16
Pinnacle II	B-Note	6.31%		5,001	4,648	9/06/16
Popiu Shopping Village	B-Note	6.62%		2,812	2,058	1/6/17
Edens Center and Norridge Commons	Mezzanine	LIBOR + 12	%(3)	17,652	—	3/09/17
Mentor Building	Whole Loan	10.0%		2,512	2,512	9/10/17
1515 Market	Whole Loan	—		—	—		(5)
Hotel Wales	Whole Loan	—		—	20,101		(6)
Legacy Orchard	Corporate Loan	—		—	9,750		(6)
San Marbeya	Whole Loan	—		—	28,546		(6)
500-512 7th Ave	B-Note	—		—	10,250		(6)
Wellington Tower	Mezzanine	—		—	2,991		(6)
Queensridge	Whole Loan	—		—	2,942		(7)
The Shops at Wailea	B-Note	—		—	6,292		(7)

				$62,314	$101,100

(1)	The carrying amount at September 30, 2014 represents the estimated amount expected to be collected on disposition of the loan. The carrying amount at December 31, 2013 represents the loan balance under the going concern basis of accounting.
(2)	The Trust determined that this loan receivable is a variable interest in a VIE primarily based on the fact that the underlying entity does not have sufficient equity at risk to permit the entity to finance its activities without additional subordinated financial support. The Trust does not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance and is not required to consolidate the underlying entity.
(3)	LIBOR floor of 0.5%.
(4)	Carrying amount includes the additional portion of the loan acquired July 7, 2014. See Note 7 – Acquisition and Disposition Activity for details on the purchase.
(5)	This loan was in maturity default at the time of acquisition. The loan was modified on February 1, 2013. The Trust consolidates the operations of the borrower entity and the loan receivable is eliminated in consolidation.
(6)	These loans were sold to an independent third party in February 2014. See Note 7 - Acquisition and Disposition Activity for details on the sale.
(7)	The loan was satisfied during the nine months ended September 30, 2014.

The carrying amount of loans receivable at September 30, 2014 represents the estimated amount expected to be collected on disposition of the loans. The carrying amount of loans receivable at December 31, 2013 includes accrued interest of $501,000 and cumulative accretion of $6,488,000. At December 31, 2013 the Trust’s loans receivable had accretable discount yet to be recognized as income totaling $5,782,000.

The weighted average coupon as calculated on the par value of the Trust’s loans receivable was 12.94% and 6.55% and the weighted average yield to maturity as calculated on the carrying value of the Trust’s loan receivable was 14.88% and 11.59% at September 30, 2014 and December 31, 2013, respectively.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Loan Receivable Activity

Activity related to loans receivable is as follows (in thousands):

Nine Months Ended September 30, 2014

Balance at January 1, 2014	$101,100
Purchase and advances	35,992
Interest (received) accrued, net	(81)
Repayments/sale proceeds/forgiveness	(81,739)
Loan discount accretion	2,086
Discount accretion received in cash	(5,865)
Liquidation adjustment	6,071
Change in liquidation value	4,750

Balance at September 30, 2014	$62,314

The change in liquidation value is the result of the borrower of the Playa Vista loan receivable notifying the Trust of their intention to prepay the loan and satisfy the participation interest at an amount that exceeded the Trust’s estimate at August 1, 2014.

The following table summarizes the Trust’s interest, dividend and discount accretion income for the one and seven months ended July 31, 2014 and the three and nine months ended September 30, 2013 (in thousands):

	One Month Ended	Three Months Ended	Seven Months Ended	Nine Months Ended
	July 31, 2014	September 30, 2013	July 31, 2014	September 30, 2013

Interest on loan assets	$899	$3,011	$5,770	$10,912
Exit fee/prepayment penalty	—	—	1,787	—
Accretion of loan discount	495	806	2,086	2,283
Interest and dividends on REIT securities	—	100	—	350

Total interest, dividends, and discount accretion	$1,394	$3,917	$9,643	$13,545

Credit Quality of Loans Receivable and Loan Losses

Prior to the adoption of the plan of liquidation, the Trust evaluated impairment on its loan portfolio on an individual basis and developed a loan grading system for all of its outstanding loans that are collateralized directly or indirectly by real estate. Subsequent to the adoption of the plan of liquidation, the Trust utilized the same grading system to assess the collectability of its loan portfolio. Grading categories include debt yield, debt service coverage ratio, length of loan, property type, loan type, and other more subjective variables that include property or collateral location, market conditions, industry conditions, and sponsor’s financial stability. Management reviews each category and assigns an overall numeric grade for each loan to determine the loan’s risk of loss and to provide a determination as to whether an individual loan is impaired and whether a specific loan loss allowance is necessary. A loan’s grade of credit quality is determined quarterly.

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

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The table below summarizes the Trust’s loans receivable by internal credit rating at September 30, 2014 and December 31, 2013 (in thousands, except for number of loans):

	September 30, 2014		December 31, 2013
Internal Credit Quality	Number of Loans	Liquidation Value of Loans Receivable	Number of Loans	Carrying Value of Loans Receivable

Greater than zero	5	$27,977	11	$90,773
Equal to zero	1	34,337	1	10,327
Less than zero	1	—	1	—

	7	$62,314	13	$101,100

Non-Performing Loans

Prior to adopting the liquidation basis of accounting, the Trust considered a loan to be non-performing and placed loans on non-accrual status at such time as management determines it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan. While on non-accrual status, based on the Trust’s judgment as to collectability of principal, loans are either accounted for on a cash basis, where interest income is recognized only upon actual receipt of cash, or on a cost-recovery basis, where all cash receipts reduce a loan’s carrying value.

As of July 31, 2014 and December 31, 2013, there was one non-performing loan with past due payments. A $348,000 provision for loan loss was recorded as of December 31, 2013. The Trust did not record any provision for loan loss for the one and seven months ended July 31, 2014.

Secured Financing Receivable

In August 2013 the Trust closed on an agreement to acquire Elad Canada Ltd’s (“Elad”) 50% interest in WRT-One South State Lender LP (“Lender LP”) for $30,000,000. In connection with the transaction, the Trust entered into an option agreement with Elad granting Elad the right, but not obligation, to repurchase the interest in the venture. The option agreement provides Elad, as the transferor, the option to unilaterally cause the return of the asset at the earlier of two years from August 21, 2013 or an event of default on Lender LP’s mezzanine debt. As such, Elad is able to retain control of its interest in Lender LP for financial reporting purposes as the exercise of the option is unconditional other than for the passage of time. As a result, for financial reporting purposes, the transfer of the financial asset is accounted for as a secured financing rather than an acquisition. The $30,000,000 acquisition price is recorded as a secured financing receivable. Under the going concern basis of accounting, the Trust recognized interest income on the secured financing receivable on an accrual basis in accordance with GAAP, at an annual interest rate of 15%. The Trust recorded $247,000 of interest income during the seven months ended July 31, 2014 and $395,000 during the nine months ended September 30, 2013.

9.	Securities and Loan Securities Carried at Fair Value

Securities and loan securities carried at fair value are summarized in the table below (in thousands):

	September 30, 2014		December 31, 2013
	Cost	Liquidation Value	Cost	Fair Value

Loan securities	$161	$918	$161	$226

	$161	$918	$161	$226

No securities carried at fair value were sold during the one month ended July 31, 2014. During the seven months ended July 31, 2014, securities carried at fair value were sold for total proceeds of approximately $75,000. The Trust recorded a gain on these sales of approximately $2,000 in the seven months ended July 31, 2014. No securities have been sold subsequent to August 1, 2014.

During the three and nine months ended September 30, 2013, securities carried at fair value were sold for total proceeds of approximately $3,255,000 and $12,345,000, respectively. The Trust recorded a loss on these sales of approximately $31,000 and $133,000, respectively in the three and nine months ended September 30, 2013.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Prior to the adoption of liquidation accounting on August 1, 2014, the cost of securities was based on specific identification for the purpose of determining gains or losses. Subsequent to August 1, 2014 securities are carried at their estimated liquidation value. For the nine months ended September 30, 2013, the Trust recognized net unrealized gains on securities carried at fair value and loan securities carried at fair value of $73,000, as the result of the change in fair value of the financial assets for which the fair value option was elected. The Trust did not recognize any unrealized gains or losses on securities carried at fair value or loan securities carried at fair value for the three months ended September 30, 2013 or for the one and seven months ended July 31, 2014.

10.	Equity Investments

Under liquidation accounting, equity investments are carried at net realizable value. The Trust’s nominal ownership percentages in its equity investments consist of the following at September 30, 2014 and December 31, 2013:

Venture Partner	Equity Investment	Nominal % Ownership at September 30, 2014	Nominal % Ownership at December 31, 2013

Gancar Trust (1)	Vintage Housing Holdings LLC	75.0%	75.0%
Elad Canada Ltd	WRT One South State Lender LP	50.0%	50.0%
Elad Canada Ltd	WRT-Elad One South State Equity LP	50.0%	50.0%
Mack-Cali (3)	WRT-Stamford LLC	N/A	20.0%
Atrium/Northstar (3)	10 Metrotech Loan LLC	N/A	33.3%
Atrium Holding	RE CDO Management LLC	50.0%	50.0%
Freed	Mentor Retail LLC	49.9%	49.9%
Inland/Lexington	Concord Debt Holdings LLC	33.3%	33.3%
Inland/Lexington	CDH CDO LLC	24.8%	24.8%
Inland (2)	Concord Debt Holdings LLC	33.3%	33.3%
Inland (2)	CDH CDO LLC	24.8%	24.8%
Sealy (1)	Northwest Atlanta Partners LP	60.0%	60.0%
Marc Realty (3)	Brooks Building LLC	N/A	50.0%
Marc Realty (3)	High Point Plaza LLC	N/A	50.0%
Marc Realty (3)	1701 Woodfield LLC	N/A	50.0%
Marc Realty (3)	Enterprise Center LLC	N/A	50.0%
Marc Realty (1)	Atrium Mall LLC	50.0%	50.0%
ROIC	WRT-ROIC Lakeside Eagle LLC	50.0%	50.0%
New Valley/Witkoff	701 7th WRT Investors LLC	70.5%	70.5%
Fenway (3)	WRT-Fenway Wateridge LLC	N/A	50.0%
Freed	Edens Plaza Associates LLC	1.0%	N/A
Various (4) (5)	5400 Westheimer Holding LP	32.0%	N/A
RS Summit Pointe (5)	RS Summit Pointe Apartments LLC	80.0%	N/A
Freed (5)	Irving-Harlem Venture Limited	1.0%	N/A

(1)	The Trust has determined that these equity investments are investments in VIEs. The Trust has determined that it is not the primary beneficiary of these VIEs since the Trust does not have the power to direct the activities that most significantly impact the economic performance of the VIEs.
(2)	Represents the interests acquired from Lexington Realty Trust on May 1, 2012.
(3)	The Trust’s investment was sold or fully redeemed during the nine months ended September 30, 2014.
(4)	The Trust’s investment was sold subsequent to September 30, 2014.
(5)	Investment was consolidated under going concern accounting.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

At September 30, 2014 there is a basis differential for each investment between the Trust’s carrying value of its investments and the basis reflected at the joint venture’s level. The basis differential primarily relates to the difference between the net realizable value of the investment and the inside basis of the Trust’s equity in the joint venture. The basis differential is accounted for in the Trust’s calculation of the net realizable value.

WRT-One South State Lender – WRT One South State Lender LP had revenues of $1,675,000 and $6,674,000 for the two and eight months ended July 31, 2014, respectively, and revenues of $2,138,000 and $6,074,000 for the three and nine months ended August 31, 2013, respectively. WRT One South State Lender LP had net income of $1,675,000 and $6,674,000 for the two and eight months ended July 31, 2014, respectively and net income of $2,105,000 and $5,975,000 for the three and nine months ended August 31, 2013, respectively.

Vintage Housing Holdings – Vintage Housing Holdings LLC had revenues of $8,569,000 and $32,594,000 for the two and eight months ended July 31, 2014, respectively, and revenues of $11,048,000 and $32,451,000 for the three and nine months ended August 31, 2013, respectively. Vintage Housing Holdings LLC had net income of $2,368,000 and $7,725,000 for the two and eight months ended July 31, 2014, respectively and net income of $3,887,000 and $11,309,000 for the three and nine months ended August 31, 2013, respectively.

CDH CDO LLC had total revenues of $1,003,000 and $8,605,000 for the one and seven months ended July 31, 2014, respectively, and total revenues of $4,940,000 and $15,011,000 for the three and nine months ended September 30, 2013, respectively. CDH CDO LLC had net income of $318,000 for the one month ended July 31, 2014 and a net loss of $5,485,000 for the seven months ended July 31, 2014, respectively, and net income of $18,145,000 and $27,182,000 for the three and nine months ended September 30, 2013, respectively.

701 Seventh Avenue – The property is currently in development. There were no revenues or net income for the one and seven months ended July 31, 2014 or the three and nine months ended September 30, 2013.

11.	Debt

Mortgage Loans Payable

Mortgage loans payable are carried at their contractual amounts due under liquidation accounting. The Trust had outstanding mortgage loans payable of $375,335,000 and $444,933,000 at September 30, 2014 and December 31, 2013, respectively. The mortgage loan payments of principal and interest are generally due monthly, quarterly or semi-annually and are collateralized by applicable real estate of the Trust.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Trust’s mortgage loans payable at September 30, 2014 and December 31, 2013 are summarized as follows (in thousands):

Location of Collateral	Maturity	Spread Over LIBOR (1)		Interest Rate at September 30, 2014	September 30, 2014	December 31, 2013

Memphis, TN	Aug 2015	Libor + 2.5	%(2)	3.00%	$12,908	$13,125
Lisle, IL (3)	Oct 2015	Libor + 2.5	%(3)	2.66%	5,752	5,752
Chicago, IL	Mar 2016	—		5.75%	19,614	19,856
New York, NY	May 2016	Libor + 2.5	%(5)	3.50%	51,298	51,950
Philadelphia, PA	May 2016	Libor + 2.0	%(6)	2.50%	41,705	42,440
Greensboro, NC	Aug 2016	—		6.22%	13,600	14,735
Phoenix, AZ	Oct 2016	Libor + 2.0	%(7)	2.69%	24,390	24,390
San Pedro, CA	Oct 2016	Libor + 2.0	%(7)	2.69%	12,195	12,195
Stamford, CT	Oct 2016	Libor + 2.0	%(7)	2.69%	48,780	48,780
Houston, TX	Oct 2016	Libor + 2.0	%(7)	2.69%	64,635	64,635
Cerritos, CA	Jan 2017	—		5.07%	23,000	23,142
Lisle, IL	Mar 2017	—		5.55%	5,411	5,470
Orlando, FL	Jul 2017	—		6.40%	36,511	36,983
Plantation, FL	Apr 2018	—		6.48%	10,585	10,684
Churchill, PA	Aug 2024	—		3.50%	4,951	5,049
Chicago, IL (8)	n/a	—		n/a	—	8,579
Houston, TX (9)	Apr 2016	—		n/a	—	47,201
Oklahoma City, OK (9)	Feb 2021	—		n/a	—	9,967

					$375,335	$444,933

(1)	The one-month LIBOR rate at September 30, 2014 was 0.1565%. The one-month LIBOR rate at December 31, 2013 was 0.1677%.
(2)	The loan has a LIBOR floor of 0.5%.
(3)	The loan has an interest rate cap which caps LIBOR at 1%.
(4)	The loan has a LIBOR floor of 0.25%.
(5)	The loan has a LIBOR floor of 1%.
(6)	The loan has an interest rate swap which effectively fixes LIBOR at 0.5%.
(7)	The loan has an interest rate swap which effectively fixes LIBOR at 0.69%.
(8)	The loan obligation was removed in connection with the sale of the Trust’s interest in the property.
(9)	The property which collateralized this loan is not consolidated under liquidation accounting.

Non-Recourse Secured Financing

At December 31, 2013 the Trust had two non-recourse secured financings in the aggregate amount of $29,150,000. During February 2014, the loans that were collateral for the secured financings were sold. As a result of the sale, the secured financings are no longer an obligation of the Trust.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Notes Payable

On September 10, 2014 the Trust obtained a $25,000,000 unsecured working capital loan from KeyBank National Association. The loan bears interest at LIBOR plus 3% per annum and requires monthly payments of interest only. The loan has an initial maturity of March 10, 2015 with two, three month extension options. The loan was repaid in full in October 2014 from the proceeds of asset sales.

In conjunction with the loan modification on the property located in Cerritos, California the Trust assumed a $14,500,000 B Note that bears interest at 6.6996% per annum and requires monthly interest payments of approximately $12,000 with the balance of the interest accruing. The loan modification agreement provides for a participation feature whereby the B Note can be fully satisfied with proceeds from the sale of the property after the Trust receives a 9.0% priority return on its capital, during a specified time period as defined in the loan modification document. As a result of the loan modification, the B Note does not have a contractually specified settlement amount. As such, the B Note will be recorded at the estimated settlement amount based on the estimated sale of the property. The liquidation value of the B Note was $0 at September 30, 2014 and the carrying value was $942,000 at December 31, 2013. The inputs used in determining the estimated fair value of the Trust’s Notes Payable during the going concern period are categorized as Level 3 in the fair value hierarchy.

On October 15, 2012 5400 Westheimer LP, an entity in which the Trust holds an interest and consolidates, executed a note payable in the amount of $1,600,000. The note bears interest at 15% per annum and matures on October 15, 2022. Since the Trust holds 50% of the loan, $800,000 of the note payable and the associated interest is eliminated in consolidation for accounting purposes. The balance of the note as of September 30, 2014 and December 31, 2013 was $800,000. The note payable was repaid in full on October 1, 2014.

12.	Revolving Line of Credit

The Trust had a revolving line of credit in the principal amount of $50,000,000 which bore interest at LIBOR plus 3% and had a maturity date of March 3, 2014 with an option to extend the maturity date to March 3, 2015. The Trust elected not to exercise its option to extend the revolving line of credit.

The outstanding balance under the facility was $0 at December 31, 2013. The Trust was required to pay a commitment fee on the unused portion of the line, which amounted to approximately $29,000 for the period from January 1, 2014 through March 3, 2014, and approximately $44,000 and $131,000 for the three and nine months ended September 30, 2013, respectively.

13.	Senior Notes Payable

In August 2012 the Trust issued a total $86,250,000 of its Notes at an issue price of 100% of par value. The Notes mature on August 15, 2022 and bear interest at the rate of 7.75% per year, payable quarterly in arrears. The Trust may redeem the Notes, in whole or in part, at any time, or from time to time, on or after August 15, 2015 at a redemption price in cash equal to 100% of the principal amount redeemed plus accrued and unpaid interest.

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

As of July 31, 2014, pursuant to its securities repurchase plan discussed in Note 7, the Trust has acquired $11,178,000 of its outstanding Notes in open market transactions for an aggregate price of $11,742,000. In connection with the acquisitions, the Trust recorded a $564,000 loss on extinguishment of debt which is included in income from continuing operations. As of September 30, 2014 there were $75,072,000 of Notes outstanding. During October 2014 the Trust acquired an additional $557,000 of its outstanding Notes in open market transactions for an aggregate price of $583,000.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14.	Derivative Financial Instruments

The Trust has exposure to fluctuations in market interest rates. The Trust seeks to limit its risk to interest rate fluctuations through match financing on its assets as well as through hedging transactions. Under going concern accounting, the Trust’s derivative financial instruments are classified as other assets and other liabilities on the balance sheet. As these instruments will not be converted to cash or other consideration, derivative financial instruments have been valued at $0 as of August 1, 2014 in accordance with liquidation accounting. These financial instruments are still in place and effective as of September 30, 2014. The Trust has accrued the estimated monthly settlement amounts for its swap agreements. The amount is included in the liability for estimated costs in excess of estimated receipts during liquidation.

The Trust’s objective in using interest rate derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Trust primarily uses interest rate caps and interest rate swaps as part of its interest rate risk management strategy relating to certain of its variable rate debt instruments.

The effective portion of changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2014 and 2013 interest rate hedges were used to hedge the variable cash flows associated with existing variable-rate debt. The Trust also assesses, both at its inception and on an ongoing basis, whether the hedging instrument is highly effective in achieving offsetting changes in the cash flows attributable to the hedged item. Under going concern accounting, the ineffective portion of the change, if any, in fair value of the derivatives is recognized directly in earnings. The Trust did not record any hedge ineffectiveness during the one and seven months ended July 31, 2014 or during the three and nine months ended September 30, 2013. The Trust has recorded changes in fair value related to the effective portion of its interest rate hedges designated and qualifying as cash flow hedges totaling $445,000 of comprehensive gain for the one month ended July 31, 2014 and $193,000 of comprehensive loss for the seven months ended July 31, 2014, and $150,000 and $20,000 of comprehensive loss for the three and nine months ended September 30, 2013, respectively.

The table below presents information about the Trust’s interest rate caps and interest rate swaps that were designated as cash flow hedges of interest rate risk at July 31, 2014 (in thousands):

Maturity	Strike Rate	Notional Amount of Hedge	Cost of Hedge	Estimated Fair Value of Hedge	Change in Hedge Valuations Included in Interest Expense for the Seven Months Ended July 31, 2014
Aug 2014	0.50%	$12,955	$22	$—	$7
May 2016	0.50%	41,867	—	(22)	10
Oct 2016	0.69%	150,000	—	(62)	24
Nov 2017	4.00%	50,000	165	104	(82)
Nov 2018	5.00%	50,000	220	96	(152)

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designed as cash flow hedges for the seven months ended July 31, 2014 and the nine months ended September 30, 2013, respectively (in thousands):

	2014	2013

Amount of gain (loss) recognized in accumulated other comprehensive income on interest rate derivatives (effective portion)	$(200)	$(19)

Amount of gain (loss) reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$7	$(1)

Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	$—	$—

The table below presents information about the Trust’s interest rate caps and swaps that were not designated as cash flow hedges at July 31, 2014 (in thousands):

Maturity	Strike Rate	Notional Amount of Hedge	Cost of Hedge	Estimated Fair Value	Change in Hedge Valuations Included in Interest Expense for the Seven Months Ended July 31, 2014
Oct 2014	1.00%	$5,753	$174	$—	$—
Aug 2015	3.00%	25,500	10	10	—

15.	Non-controlling Interests

Under going concern accounting, consolidated joint ventures are recorded on a gross basis with an allocation of equity to non-controlling interest holders. The following transactions affecting non-controlling interests occurred prior to August 1, 2014.

Houston, Texas Operating Property – During 2013 a wholly-owned subsidiary of the Trust acquired two quarter-unit limited partner interests from non-controlling interest partners, representing 2% of Westheimer Holding LP (“Westheimer”) for an aggregate purchase price of $150,000. As a result, the Trust now owns 32% of Westheimer. The Trust accounted for these purchases as equity transactions recording the difference in the $253,000 carrying value of the acquired non-controlling interest and the purchase price as a $103,000 increase in paid-in capital. See Note 22 for discussion on the sale of our interest in this venture.

Chicago, Illinois Operating Property – On March 5, 2014 the Trust sold its interest in its consolidated Chicago, Illinois property known as River City which resulted in a decrease in non-controlling interest of $3,764,000. See Note 7 – Acquisition and Disposition Activity for details on the sale.

Norridge, Illinois Operating Property – On March 5, 2014 the Trust acquired the general partner interest in the Norridge Property. The consolidation of the property resulted in an increase in non-controlling interest of $16,391,000. See Note 7 – Acquisition and Disposition Activity for details on the acquisition.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The changes in the Trust’s ownership interest in the subsidiaries impacted consolidated equity during the period are as follows:

	One Month Ended July 31, 2014	Three Months Ended September 30, 2013	Seven Months Ended July 31, 2014	Nine Months Ended September 30, 2013
Net income attributable to Winthrop Realty Trust	$2,879	$11,728	$12,481	$33,848

Increase (decrease) in Winthorp Realty Trust paid in capital adjustments from transaction with non-controlling interests	—	—	—	103

Changes from net income attributable to Winthrop Realty Trust and transfers (to) from non-controlling interest	$2,879	$11,728	$12,481	$33,951

Under liquidation accounting, the presentation for joint ventures historically consolidated under going concern accounting will be determined based on the Trust’s planned exit strategy. Those ventures where the Trust intends to sell the underlying property will be presented on a gross basis with a payable to the non-controlling interest holder. Those ventures where the Trust intends to sell its interest in the venture, rather than the property, will be accounted for as an equity investment and will be presented on a net basis without a non-controlling interest component.

16.	Discontinued Operations

During 2013 the Trust’s office properties located in Deer Valley, Arizona; Lisle, Illinois (701 Arboretum) and Andover, Massachusetts and its retail properties in Seabrook, Texas and Denton, Texas were sold and are included in discontinued operations for all periods presented. During 2014 the Trust’s residential property in Meriden, Connecticut and its office properties in Englewood, Colorado; Chicago, Illinois (River City); and Amherst, New York were sold and are included in discontinued operations for all periods presented. The Trust’s retail property in Louisville, Kentucky, which was under contract to be sold, was classified as held for sale at July 31, 2014 and is included in discontinued operations for all periods presented.

Assets held for sale at July 31, 2014 consist of land and building of $2,356,000 and accounts receivable of $58,000.

Results for discontinued operations for the one and seven months ended July 31, 2014 and the three and nine months ended September 30, 2013 are as follows (in thousands):

	For the One Month Ended July 31, 2014	For the Three Months Ended September 30, 2013	For the Seven Months Ended July 31, 2014	For the Nine Months Ended September 30, 2013

Revenues	$18	$3,083	$3,220	$10,829
Operating expenses	(34)	(1,608)	(1,614)	(4,954)
Interest expense	—	(443)	(446)	(1,568)
Depreciation and amortization	—	(1,098)	(932)	(3,698)
Gain on sale of real estate	100	1,421	11,094	10,948
Impairment loss	—	(2,750)	(87)	(2,904)

Income (loss) from discontinued operations	$84	$(1,395)	$11,235	$8,653

17.	Commitments and Contingencies

In addition to the initial purchase price of certain loans and operating properties, the Trust has future funding commitments attributable to its 701 Seventh Avenue investment and 1515 Market Street loan which total approximately $20,376,000 at

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2014. The Trust has a ground lease related to its property located at 450 W 14th Street, New York, New York which expires on June 1, 2053. As of September 30, 2014, in connection with the ground lease, the Trust has commitments of $355,000; $1,463,000; $1,592,000; $1,656,000, $1,791,000 and $107,627,000 for the years ending December 31, 2014, 2015, 2016, 2017, 2018 and thereafter, respectively.

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

18.	Related-Party Transactions

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

The following table sets forth the fees and reimbursements paid by the Trust for the three and nine months ended September 30, 2014 and 2013 to FUR Advisors and Winthrop Management LP (“Winthrop Management”) (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Base Asset Management Fee (1)	$2,296	$2,309	$7,070	$6,866
Property Management Fee	381	304	1,038	895
Construction Management Fee	38	112	227	381

	$2,715	$2,725	$8,335	$8,142

(1)	Includes fees on third party contributions of $7 and $21 for the three months ended September 30, 2014 and 2013, respectively and $14 and $78 for the nine months ended September 30, 2014 and 2013, respectively.

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

In connection with the adoption of the plan of liquidation, the Trust accrues costs it expects to incur through the end of the liquidation. In this regard, at September 30, 2014 the Trust has accrued base management fees of $15,448,000, termination fees of $9,496,000 and incentive fees of $11,219,000. These amounts are included in liabilities for estimated costs in excess of estimated receipts during liquidation. Actual fees incurred may differ significantly from these estimates due to inherent uncertainty in estimating future events.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Property Management and Construction Management - Winthrop Management, an affiliate of FUR Advisors and the Trust’s executive officers, assumed property management responsibilities for various properties owned by the Trust. Winthrop Management receives a property management fee and construction management fee pursuant to the terms of individual property management agreements. Prior to the adoption of the plan of liquidation, construction management fees were capitalized in accordance with GAAP.

At September 30, 2014 $2,296,000 payable to FUR Advisors and $301,000 payable to Winthrop Management were included in related party fees payable.

19.	Restricted Share Grants

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

Under going concern accounting, until the awards are no longer subject to forfeiture, the Trust measured stock-based compensation expense at each reporting date for any changes in fair value and recognized the expense prorated for the portion of the requisite service period completed. Accordingly, the Trust recognized $120,000 and $1,450,000 in non-cash compensation expense for the one and seven months ended July 31, 2014. Under liquidation accounting, compensation expense is no longer recorded as the vesting of the Restricted Shares does not result in cash outflow for the Trust. As of September 5, 2014, 10,000 Restricted Shares had been forfeited. In connection with the adoption of the plan of liquidation, the Trust’s compensation committee has authorized amendments to the grant agreement to provide for an early expiration of the Forfeiture Period and the reissuance of forfeited shares. In this regard, 10,000 Restricted Shares were issued on September 5, 2014. As a result, there were 600,000 Restricted Shares issued and outstanding at September 30, 2014.

20.	Reportable Segments

The FASB guidance on segment reporting establishes standards for the way that public business enterprises report information about operating segments in financial statements and requires that those enterprises report selected financial information about reportable segments in interim financial reports issued to shareholders.

Based on the Trust’s method of internal reporting, management determined that it had three reportable segments: (i) the ownership of operating properties; (ii) the origination and acquisition of loans and debt securities secured directly or indirectly by commercial and multi-family real property – collectively, loan assets; and (iii) the ownership of equity and debt securities in other REITs – REIT securities. Subsequent to the adoption of the plan of liquidation, the Trust no longer makes operating decisions or assess performance in separate segments as all assets are considered held for sale. Accordingly, the Trust has only one reporting and operating segment subsequent to July 31, 2014.

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

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes the Trust’s assets by business segment for the periods ended July 31, 2014 and December 31, 2013 (in thousands):

	July 31, 2014	December 31, 2013

Assets
Operating properties	$874,237	$845,698
Loan assets	105,614	147,702
REIT securities	—	—
Corporate
Cash and cash equivalents	111,096	112,512
Restricted cash	401	186
Accounts receivable and prepaids	837	543
Deferred financing costs	2,442	2,645
Assets held for sale	2,414	23,038

Total Assets	$1,097,041	$1,132,324

Capital Expenditures
Operating Properties	$3,840	$3,892

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

FORM 10-Q SEPTEMBER 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents a summary of revenues from operating properties, loan assets and REIT securities and expenses incurred by each segment for the one and seven months ended July 31, 2014 and the three and nine months ended September 30, 2013 (in thousands):

	For the One Months Ended July 31, 2014	For the Three Months Ended September 30, 2013	For the Seven Months Ended July 31, 2014	For the Nine Months Ended September 30, 2013
Operating Properties
Rents and reimbursements	$7,085	$12,026	$46,313	$35,795
Operating expenses	(2,546)	(4,301)	(17,127)	(11,856)
Real estate taxes	(764)	(1,172)	(5,379)	(3,122)
Equity in earnings of preferred equity investment in Fenway-Wateridge	3	189	17	576
Equity in earnings of preferred equity investment in Vintage Housing Holdings	8	—	565	—
Equity in income of Vintage Housing Holdings	608	2,525	4,287	7,142
Equity in income of WRT-Elad	418	905	2,927	1,515
Equity in income of 701 Seventh Avenue	896	1,055	4,393	2,375
Equity in income of Fenway-Wateridge	36	50	142	133
Equity in income of Marc Realty investment	(26)	(26)	(19)	(17)
Equity in loss of Sealy Northwest Atlanta	(22)	(130)	(288)	(363)
Equity in income of Mentor Retail	6	12	43	45
Equity in income (loss) of Atrium Mall	63	(31)	7	(31)
Equity in loss of Edens Plaza Associates	—	—	(1)	—

Operating properties operating income	5,765	11,102	35,880	32,192
Depreciation and amortization expense	(2,074)	(3,847)	(15,957)	(11,594)
Interest expense	(1,360)	(2,829)	(9,323)	(9,563)
Impairment loss on equity investments	—	—	(2,422)	—
Impairment loss on investments in real estate	—	—	(9,200)	—
Settlement expense	—	(16)	—	(150)

Operating properties net income (loss)	2,331	4,410	(1,022)	10,885

Loan Assets
Interest income	899	3,011	7,557	10,912
Discount accretion	495	806	2,086	2,283
Unrealized gain on loan securities carried at fair value	—	—	—	215
Equity in loss of ROIC Lakeside Eagle	(1)	(7)	(20)	(22)
Equity in income of Concord Debt Holdings	32	2,970	547	3,041
Equity in income of CDH CDO	81	265	1,065	415
Equity in (loss) income of Concord Debt Holdings (1)	(1)	20	87	49
Equity in income of CDH CDO (1)	79	3,367	1,326	4,274
Equity in income of WRT-Stamford	80	256	541	701
Equity in loss of SoCal Office Loan Portfolio	—	—	—	(2)
Equity in income (loss) of RE CDO Management	1	(51)	7	3,710
Equity in income of 10 Metrotech	—	2,676	—	3,284

Loan assets operating income	1,665	13,313	13,196	28,860
General and administrative expense	(3)	(1)	(223)	(36)
Interest expense	—	(335)	(121)	(1,562)

Loan assets net income	1,662	12,977	12,852	27,262

REIT Securities
Interest and dividends	—	100	—	350
Gain (loss) on sale of securities carried at fair value	—	(31)	2	(133)
Unrealized loss on securities carried at fair value	—	—	—	(142)

REIT securities net income (loss)	—	69	2	75

Net income from segments before corporate income (expense)	3,993	17,456	11,832	38,222

Reconciliations to GAAP Net Income:
Corporate Income (Expense)
Interest income	37	101	244	286
Interest expense	(510)	(1,828)	(3,950)	(5,482)
General and administrative	(494)	(1,103)	(4,060)	(3,004)
Related party fees	(774)	(2,309)	(5,548)	(6,866)
Loss on extinguishment of debt	—	—	(564)	—
Transaction costs	(17)	(106)	(586)	(158)
Federal, state and local taxes	165	(83)	60	(222)

Income (loss) from continuing operations before non-controlling interest attributable to Winthrop Realty Trust	2,400	12,128	(2,572)	22,776
Income (loss) from discontinued operations attributable to Winthrop Realty Trust	84	(1,395)	11,235	8,653
Non-controlling interest	395	995	3,818	2,419

Net Income Attributable to Winthrop Realty Trust	$2,879	$11,728	$12,481	$33,848

(1)	Represents the interest acquired from Lexington Realty Trust on May 1, 2012.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

21.	Variable Interest Entities

Consolidated Variable Interest Entities

Under going concern accounting, consolidated variable interest entities are those where the Trust is the primary beneficiary of a variable interest entity. The primary beneficiary is the party that has a controlling financial interest in the VIE, which is defined by the entity having both of the following characteristics: 1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance, and 2) the obligation to absorb losses and right to receive the returns from the VIE that could be significant to the VIE. The Trust has identified two consolidated variable interest entities; its Cerritos, California office property and 1515 Market Street, its office property located in Philadelphia, Pennsylvania. The Trust has no future funding obligations to these entities and the Trust’s maximum exposure to loss is limited to its invested capital.

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

22.	Subsequent Events

5400 Westheimer Property Sale – On October 1, 2014 the Trust received $1,033,000 in full repayment of the note due from its venture that owns the property located at 5400 Westheimer Court, Houston, Texas. On October 15, 2014 the Trust sold its interest in this venture to one of the venture partners for approximately $9,690,000. The liquidation value of this investment, including the note and the Trust’s interest in this venture, was $10,777,000 at August 1, 2014 and $10,912,000 at September 30, 2014.

Waterford Place Apartments Property Sale- On October 16, 2014 the Trust sold its Waterford Place apartment building in Memphis, Tennessee to an independent third party for gross proceeds of $28,160,000 and received net proceeds of approximately $15,290,000 after satisfaction of the debt and payment of closing costs. The liquidation value of this property was $28,160,000 at August 1, 2014 and September 30, 2014.

Kroger- Atlanta Property Sale - On October 20, 2014 the Trust sold its retail property located in Atlanta, Georgia for gross proceeds of $1,500,000 and received net proceeds of approximately $1,464,000. The liquidation value of this property was $2,000,000 at August 1, 2014 and $1,500,000 at September 30, 2014. The decline in the liquidation value was the result of a change in the lease up assumptions for this property.

Kroger-Greensboro Property Sale - On October 20, 2014 the Trust sold its retail property located in Greensboro, North Carolina for gross proceeds of $1,750,000 and received net proceeds of approximately $1,709,000. The liquidation value of this investment was $2,500,000 at August 1, 2014 and $1,750,000 at September 30, 2014. The decline in the liquidation value was the result of a change in the lease up assumptions for this property.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Pinnacle II Loan Sale – On October 22, 2014 the Trust sold its B-Note receivable which had an outstanding principal balance of $5,017,000 for net proceeds of approximately $4,967,000. The liquidation value of this investment was $4,989,000 at August 1, 2014 and $4,979,000 at September 30, 2014.

San Pedro Property Sale- On October 24, 2014 the venture in which the Trust holds an 83.7% interest sold its apartment building located in San Pedro, California for gross proceeds of $23,800,000. The entire net proceeds of approximately $23,090,000 were used to pay down the $150,000,000 loan collateralized by the four properties in the venture. The liquidation value of this property was $23,800,000 at August 1, 2014 and September 30, 2014.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2014

(UNAUDITED)

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations include a discussion of our unaudited consolidated interim financial statements and footnotes thereto. These unaudited interim financial statements are prepared in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Overview

On April 28, 2014 our Board of Trustees adopted a plan of liquidation, the implementation of which was subject to approval by the holders of a majority of our common shares of beneficial interest (“Common Shares”). The plan, which provides for an orderly liquidation of our assets, was approved at a special meeting of shareholders on August 5, 2014. As a result of the adoption of the plan of liquidation, we will not be permitted to make any new investments. We will, however, be able to satisfy any existing contractual obligations including any capital call requirements and acquisitions or dispositions pursuant to buy-sell provisions under existing joint venture documentation, pay for required tenant improvements and capital expenditures at our real estate properties, repurchase our existing Common Shares and 7.75% Senior Notes (“Senior Notes”) if we so choose and make protective acquisitions or advances with respect to our existing assets. In addition, we will be able to invest our cash reserves in short-term U.S. Treasuries or other short-term obligations.

We are a diversified REIT, and prior to the adoption of the plan of liquidation, we operated in three strategic segments: (i) operating properties; (ii) loan assets; and (iii) REIT securities. As value investors we focused and aggressively pursued our investment activity in the segment we believed would generate the greater overall return to us given market conditions at the time. With the adoption of the plan of liquidation, our focus is on selling our assets in a manner that maximizes the return to our Common Shareholders. We will continue to actively manage our remaining assets throughout the liquidation process.

With the approval of the plan of liquidation, we will seek to sell all of our assets with a view towards completing the liquidation by no later than August 5, 2016. In order to comply with applicable tax laws, any of our assets not sold by such date will be distributed into a liquidating trust. If we transfer our assets to a liquidating trust, our shareholders will receive beneficial interests in the liquidating trust equivalent to those held in the Trust, which beneficial interests will generally not be transferable.

The timing and amount of the liquidating distributions to the shareholders will be determined by our Board of Trustees. The dissolution process and the amount and timing of distributions to shareholders involve risks and uncertainties. As such, it is impossible at this time to determine the ultimate amount of liquidation proceeds that will actually be distributed to common shareholders or the timing of such payments.

Although we expect that our Common Shares will continue to be traded on the New York Stock Exchange until our assets are either disposed of or transferred to a liquidating trust, under New York Stock Exchange rules it is possible that following the implementation of the plan of liquidation and prior to the disposition of all of the assets that the Common Shares could be delisted.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2014

(UNAUDITED)

Acquisition Activity

Playa Vista – loan purchase – On July 7, 2014 we acquired for $14,000,000 the additional 50% interest in the Playa Vista loan. We also paid $108,000 for the prorated share of interest accrued through June 30, 2014, which we collected in July 2014. The purchase price represents a premium of approximately $762,000 over the face of the loan inclusive of interest through June 30, 2014.

Repurchase of Senior Notes – During October 2014 we acquired in open market transactions $557,000 of our Senior Notes for an aggregate gross purchase price of $583,000.

Disposition Activity

Stamford – loan satisfaction – On August 6, 2014 our venture which held the mezzanine loan secured by seven office properties in Stamford, Connecticut received payment in full on the loan. We received net proceeds, inclusive of accrued interest, of $9,450,000 in connection with the payoff. The liquidation value of this investment at August 1, 2014 was $9,450,000.

Wateridge – sale of interest – On August 6, 2014 we sold our interest in the WRT-Fenway Wateridge venture to our venture partner for approximately $2,383,000 which equaled the liquidation value of this investment at August 1, 2014.

Shops at Wailea – loan satisfaction – On August 7, 2014 we received $7,556,000, inclusive of accrued interest, in full repayment at par of our loan receivable collateralized by the Shops at Wailea. The liquidation value of this investment was $7,516,000 at August 1, 2014.

Brooks Building – sale of interest – On September 8, 2014 Marc Realty exercised their option and acquired our interest in the Brooks Building LLC venture for approximately $5,770,000. The liquidation value of this investment was $5,770,000 at August 1, 2014.

5400 Westheimer – sale of investment – On October 1, 2014 we received $1,033,000 in full repayment of the note due from our venture that owns the property located at 5400 Westheimer Court, Houston, Texas. On October 15, 2014 we sold our interest in this venture to one of the venture partners for approximately $9,690,000. The liquidation value of this investment, including the note and the interest in this venture, was $10,777,000 at August 1, 2014 and $10,912,000 at September 30, 2014.

Waterford Place Apartments – property sale - On October 16, 2014 we sold our Waterford Place apartment building in Memphis, Tennessee to an independent third party for gross proceeds of $28,160,000 and received net proceeds of approximately $15,290,000. The liquidation value of this property was $28,160,000 at August 1, 2014 and September 30, 2014.

Kroger-Atlanta Property Sale - On October 20, 2014 we sold our retail property located in Atlanta, Georgia for gross proceeds of $1,500,000 and received net proceeds of approximately $1,464,000. The liquidation value of this property was $2,000,000 at August 1, 2014 and $1,500,000 at September 30, 2014. The decline in the liquidation value was the result of a change in the lease up assumptions for this property.

Kroger-Greensboro Property Sale - On October 20, 2014 we sold our retail property located in Greensboro, North Carolina for gross proceeds of $1,750,000 and received net proceeds of approximately $1,709,000. The liquidation value of this investment was $2,500,000 at August 1, 2014 and $1,750,000 at September 30, 2014. The decline in the liquidation value was the result of a change in the lease up assumptions for this property.

Pinnacle II - loan sale – On October 22, 2014 we sold our B-Note receivable which had an outstanding principal balance of $5,017,000 for net proceeds of approximately $4,967,000. The liquidation value of this investment was $4,989,000 at August 1, 2014 and $4,979,000 at September 30, 2014.

San Pedro - property sale - On October 24, 2014 the venture in which we hold an 83.7% interest sold its apartment building located in San Pedro, California for gross proceeds of $23,800,000. The entire net proceeds of approximately $23,090,000 were used to pay down the $150,000,000 loan collateralized by the four properties in the venture. The liquidation value of this property was $23,800,000 at August 1, 2014 and September 30, 2014.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2014

(UNAUDITED)

Consolidated Operating Properties

As of September 30, 2014 our consolidated properties were approximately 94.0% leased compared to approximately 92.2% leased at December 31, 2013.

Equity Investments

701 Seventh Avenue – We invested an additional $9,902,000 in this venture in the third quarter of 2014 bringing our total invested capital to $106,624,000 at September 30, 2014.

Liquidity and Capital Resources

At September 30, 2014 we held $33,967,000 in unrestricted cash and cash equivalents. Our total assets and net assets in liquidation were $1,234,912,000 and $668,294,000, respectively at September 30, 2014. Our ability to meet our obligations is contingent upon the disposition of our assets in accordance with our plan of liquidation. We estimate that the proceeds from the sale of assets pursuant to the plan of liquidation will be adequate to pay our obligations, however, we cannot provide any assurance as to the prices or net proceeds we will receive from the disposition of our assets.

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

Contractual Obligations

Future Funding Requirements

We have future funding requirements relating to our 701 Seventh Avenue investment and our 1515 Market Street loan which total approximately $20,376,000 at September 30, 2014.

Debt Maturities

At September 30, 2014, our balance sheet contains mortgage loans payable of $375,335,000. We have no mortgage loans maturing in 2014, $18,660,000 maturing in 2015, with the remainder maturing in 2016 or later. With respect to one of our two mortgage loans maturing in 2015, $12,908,000 was repaid in full on October 6, 2014 in conjunction with the sale of our Waterford Place Apartments property located in Memphis, Tennessee. Our Senior Notes, which have an outstanding balance of $75,072,000 at September 30, 2014, mature on August 15, 2022 but are callable by us beginning August 15, 2015. We continually evaluate our debt maturities and, based on our current assessment, we believe that, to the extent we are unable to sell an asset prior to a loan’s maturity, there are viable financing and refinancing alternatives for debts as they mature that will not materially adversely impact our liquidity or our expected financial results.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2014

(UNAUDITED)

Cash Flows

Our level of liquidity based upon cash and cash equivalents decreased by approximately $78,545,000 from $112,512,000 at December 31, 2013 to $33,967,000 at September 30, 2014.

The common shareholders approved a plan of liquidation on August 5, 2014 and we adopted the liquidation basis of accounting effective August 1, 2014.

Our primary sources of non-recurring cash flow from August 1, 2014 through September 30, 2014 include $9,450,000 of distributions from our WRT-Stamford LLC equity investment, $8,153,000 from the sale of our Brooks Building LLC and WRT-Fenway Wateridge LLC equity investments and $7,516,000 from the payoff at par of our Shops at Wailea loan receivable. We also obtained a $25,000,000 working capital loan in September 2014 which was subsequently repaid in full in October 2014 from the proceeds of asset sales.

Our primary non-recurring uses of cash flow from August 1, 2014 through September 30, 2014 include $122,821,000 for payment of the full liquidating distribution (inclusive of accrued and unpaid dividends) on our Series D Preferred Shares and $7,861,000 for additional contributions to our 701 Seventh equity investment. We did not make any acquisitions between August 1, 2014 and September 30, 2014 and, as a result of the adoption of the plan of liquidation, no further acquisitions are expected.

Common and Preferred Share Dividends

For each of the three months ended March 31, 2014 and June 30, 2014, we paid a regular quarterly dividend of $0.1625 per Common Share and a regular quarterly dividend of $0.578125 per Series D Preferred Share.

As a result of the adoption of the plan of liquidation, as required by the terms of our Series D Preferred Shares, dividends on our Common Shares were suspended until the liquidation preference on our Series D Preferred Shares was satisfied. As noted above, the liquidation preference on our Series D Preferred Shares was satisfied on September 15, 2014. Accordingly, we are no longer restricted by the terms of Series D Preferred Shares from paying dividends on our Common Shares. It is our Board of Trustees’ present expectation that dividends will be paid no less frequently than semi-annually beginning in 2015. However, the actual amount and timing of, and record dates for, dividends on our Common Shares will be determined by our Board of Trustees and will depend upon the timing and proceeds of the sale of our assets and the amounts deemed necessary by our Board of Trustees to pay or provide for our liabilities and obligations and REIT requirements. Any such dividends on the Common Shares will be deemed a return of capital until the applicable holder has received dividends totaling its cost basis.

Comparability of Financial Data from Period to Period

Under going concern accounting, the comparability of financial data from period to period was affected by several items including (i) the timing of our property acquisitions and leasing activities; (ii) the purchases and sales of assets and investments; (iii) when material other-than-temporary impairment losses on assets in our portfolio are taken; (iv) fluctuations in the fair value of our securities and loan securities carried at fair value; and (v) the reclassification of assets.

Results of Operations

In light of the adoption of liquidation basis accounting as of August 1, 2014, the results of operations for the current year periods are not comparable to the prior year periods. In addition, prior to the adoption of the plan of liquidation, we were engaged in the business of owning real property and real estate related assets which we categorized into three reportable segments: (i) operating properties, (ii) loan assets and (iii) REIT securities. Subsequent to the adoption of the plan of liquidation, we no longer classify our assets in these separate segments to make operating decisions or assess performance. Accordingly, we have only one reporting and operating segment subsequent to July 31, 2014.

Our remaining assets continue to perform in a manner that is relatively consistent with prior reporting periods. We have experienced no significant changes in occupancy or rental rates and our loan assets continue to perform in accordance with their terms.

Due to the adoption of the plan of liquidation we are no longer reporting funds from operations as we no longer consider this to be a key performance measure.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2014

(UNAUDITED)

Changes in Net Assets in Liquidation

Period from August 1, 2014 through September 30, 2014

Net assets in liquidation decreased by $118,621,000 during the period August 1, 2014 through September 30, 2014. The primary reasons for decline were as follows:

•	$121,890,000 in liquidating distributions on Series D Preferred Shares; and

•	a $1,250,000 decrease in the liquidation value of our investments in real estate as a result of changes in lease up assumptions on two properties.

Primarily offset by:

•	a $4,750,000 increase in the liquidation value of our Playa Vista loan receivable due to the Borrower’s notification to us of their intent to prepay the loan and satisfy the participation interest for an amount that exceeded our estimate at August 1, 2014.

Critical Accounting Policies and Estimates

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Recently Issued Accounting Standards

See Item 1 – Note 3.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2014

(UNAUDITED)

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

The table below presents information about the Trust’s derivative financial instruments at September 30, 2014 (in thousands):

Type	Maturity	Strike Rate	Notional Amount of Hedge	Cost of Hedge	Estimated Fair Value of Hedge (1)

Cap	October 2014	1.00%	$5,753	$174	$—
Swap	May 2016	0.50%	41,705	—	(14)
Swap	October 2016	0.69%	150,000	—	32
Cap	November 2017	4.00%	50,000	165	76
Cap	November 2018	5.00%	50,000	220	82

(1)	See Note 14 for information on the accounting treatment of our derivative financial instruments.

The fair value of our mortgage loans payable and secured financings as of the applicable date, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, was $375,802,000 and $474,112,000 at September 30, 2014 and December 31, 2013, respectively. The fair value of our Senior Notes outstanding as of the applicable date, based on quoted market prices, was $78,345,000 and $86,940,000 at September 30, 2014 and December 31, 2013, respectively.

The following table shows what the annual effect a change in the LIBOR rate would have on interest expense based upon our variable rate debt at September 30, 2014 taking into consideration the effect of our derivative financial instruments (in thousands):

	Change in LIBOR (2)
	-0.16%	1%	2%	3%

Change in consolidated interest expense	$(9)	$213	$856	$1,498

Pro-rata share of change in interest expense of debt on non-consolidated entities (1)	(13)	74	77	81

(Increase) decrease in net income	$(22)	$287	$933	$1,579

(1)	Represents our pro-rata share of a change in interest expense in our Sealy, 701 Seventh Avenue, Norridge Commons and Edens Plaza equity investments.
(2)	The one-month LIBOR rate at September 30, 2014 was 0.1565%.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2014

(UNAUDITED)

The Trust’s equity investment in Vintage, which is reported on a 30 day lag, holds floating rate debt of approximately $169,348,000 and bears interest at a rate indexed to the Securities Industry and Financial Markets Association Municipal Swap Index (SIFMA). The following table shows the annual effect a change in the SIFMA rate would have on the Trust based on property level interest expense based upon the unhedged balances in variable rate debt at August 31, 2014 (in thousands):

	Change in SIFMA (1)
	-0.05%	1%	2%	3%

Change in consolidated interest expense	$—	$—	$—	$—

Pro-rata share of change in interest expense on Vintage debt	(49)	973	1,947	2,920

(Increase) decrease in net income	$(49)	$973	$1,947	$2,920

(1)	The one-month SIFMA rate at August 31, 2014 was 0.05%.

We may utilize various financial instruments to mitigate the potential negative impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies.

The following table shows what the annual effect a change in the LIBOR rate would have on interest income based upon our variable rate loan assets at September 30, 2014 (in thousands):

	Change in LIBOR (1)
	-0.16%	1%	2%	3%

Change in consolidated interest income	$(2)	$277	$692	$1,106

Pro-rata share of change in interest income of loan assets in non-consolidated entities	—	—	—	—

Increase (decrease) in net income	$(2)	$277	$692	$1,106

(1)	The one-month LIBOR rate at September 30, 2014 was 0.1565%.

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

FORM 10-Q SEPTEMBER 30, 2014

(UNAUDITED)

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

As of September 30, 2014 an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2014.

Other Matters

In connection with the adoption of liquidation basis accounting, during the most recent quarter (i) certain of our internal controls over financial reporting became no longer relevant primarily relating to asset impairments and (ii) we adopted additional internal controls over financial reporting primarily with respect to the calculations of our asset values for liquidation accounting purposes.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2014

(UNAUDITED)

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2014

(UNAUDITED)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winthrop Realty Trust

Date: November 14, 2014	By:	/s/ Michael L. Ashner
Michael L. Ashner
Chief Executive Officer

Date: November 14, 2014	By:	/s/ John A. Garilli
John A. Garilli
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2014

(UNAUDITED)

EXHIBIT INDEX

Page
Exhibit	Description	Number

3.1	Second Amended and Restated Declaration of Trust as of May 21, 2009 - Incorporated by reference to Exhibit 3.1 to the Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2009.	-

3.2	By-laws of Winthrop Realty Trust as amended and restated on November 3, 2009 - Incorporated by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed November 6, 2009.	-

3.3	Amendment to By-laws - Incorporated by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed March 6, 2010.	-

4.1	Form of certificate for Common Shares of Beneficial Interest. Incorporated by reference to Exhibit 4.1 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008.	-

4.2	Agreement of Limited Partnership of WRT Realty L.P., dated as of January 1, 2005 - Incorporated by reference to Exhibit 4.1 to the Trust’s Form 8-K filed January 4, 2005.	-

4.3	Amendment No. 1 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of December 1, 2005 incorporated by reference to Exhibit 4.4 to the Trust’s Form 10-K filed March 15, 2012.	-

4.4	Amendment No. 2 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of November 28, 2011 – Incorporated by reference to the Trust’s Form 8-K filed November 28, 2011.	-

4.5	Amendment No. 3 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of March 23, 2012 – Incorporated by reference to the Trust’s Form 8-K filed March 23, 2012

4.6	Form of Specimen Certificate for the 9.25% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest - Incorporated by reference to Exhibit 4.2 to Trust’s Form 8-A filed with the Securities and Exchange Commission on November 23, 2011.	-

4.7	Indenture, dated August 6, 2012 between the Trust and The Bank of New York Mellon, as trustee – Incorporated by reference to the Exhibit 4.1 to the Trust’s Form 8-K filed August 9, 2012.	-

4.8	First Supplemental Indenture, dated August 15, 2012, between the Trust and the Bank of New York Mellon, as trustee and collateral agent – Incorporated by reference to Exhibit 4.1 of the Trust’s Form 8-K filed August 15, 2012.	-

10.1	Stock Purchase Agreement between the Trust and FUR Investors, LLC, dated as of November 26, 2003, including Annex A thereto, being the list of Conditions to the Offer - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed December 1, 2003.	-

10.2	Second Amended and Restated Advisory Agreement dated March 5, 2009, between the Trust, WRT Realty L.P. and FUR Advisors LLC. Incorporated by reference to Exhibit 10.3 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008.	-

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2014

(UNAUDITED)

10.3	Amendment No. 1 to Second Amended and Restated Advisory Agreement - Incorporated by reference to Exhibit 10.30 to the Trust’s Quarterly Report on Form 10-Q for the period ended March 31, 2009.	-

10.4	Amendment No. 2 to Second Amended and Restated Advisory Agreement - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed January 29, 2010.	-

10.5	Amendment No. 3 to Second Amended and Restated Advisory Agreement - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed March 2, 2012.	-

10.6	Exclusivity Services Agreement between the Trust and Michael L. Ashner - Incorporated by reference to Exhibit 10.4 to the Trust’s Form 8-K filed December 1, 2003.	-

10.7	Amendment No. 1 to Exclusivity Agreement, dated November 7, 2005 - Incorporated by reference to Exhibit 10.7 to the Trust’s Form 8-K filed November 10, 2005.	-

10.8	Covenant Agreement between the Trust and FUR Investors, LLC - Incorporated by reference to Exhibit 10.5 to the Trust’s Form 8-K filed December 1, 2003.	-

10.9	Agreement, dated as of July 1, 2009, among Gerald Nudo, Laurence Weiner and WRT Realty L.P. Incorporated by reference to Exhibit 10.14 to the Trust’s Form 10-Q for the period ended June 30, 2009 filed August 10, 2009.	-

10.10	Winthrop Realty Trust 2007 Long Term Stock Incentive Plan - Incorporated by reference to the Trust’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 30, 2007.	-

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)

101.INS	XBRL Report Instance Document	(1)

101.SCH	XBRL Taxonomy Extension Schema Document	(1)

101.CAL	XBRL Taxonomy Calculation Linkbase Document	(1)

101.LAB	XBRL Taxonomy Label Linkbase Document	(1)

101.PRE	XBRL Presentation Label Linkbase Document	(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(1)

(1)	filed herewith