Form 10-K
period 2014-12-31
Winthrop Realty Trust
filed 2015-03-16
CIK 37008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of March 1, 2015, there were 36,425,084 Common Shares outstanding.

At June 30, 2014, the aggregate market value of the Common Shares held by non-affiliates was $504,255,912.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after the Registrant’s fiscal year ended December 31, 2014, are incorporated by reference into Part III hereof.

WINTHROP REALTY TRUST

CROSS REFERENCE SHEET PURSUANT TO ITEM G,

GENERAL INSTRUCTIONS TO FORM 10-K

CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING STATEMENTS

Any statements included in this prospectus, including any statements in the document that are incorporated by reference herein that are not strictly historical are forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements contained or incorporated by reference herein should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans, intentions or anticipated or projected events, results or conditions. Such forward-looking statements are dependent on assumptions, data or methods that may be incorrect or imprecise and they may be incapable of being realized. Such forward-looking statements include statements with respect to:

•	the declaration or payment of dividends and liquidating distributions by us;

•	the ownership, management and operation of properties;

•	potential dispositions of our properties, assets or other businesses;

•	our policies regarding investments, dispositions, financings and other matters;

•	our qualification as a real estate investment trust under the Internal Revenue Code of 1986, as amended, which we refer to as the Code;

•	the real estate industry and real estate markets in general;

•	the availability of debt and equity financing;

•	interest rates;

•	general economic conditions;

•	trends affecting us or our assets;

•	the effect of dispositions on capitalization and financial flexibility; and

•	the anticipated performance of our assets including, without limitation, statements regarding anticipated revenues, cash flows, funds, property net operating income, operating or profit margins and sensitivity to economic downturns or anticipated growth or improvements in any of the foregoing.

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

On April 28, 2014 our Board of Trustees adopted a plan of liquidation which was subject to approval by the holders of a majority of our common shares of beneficial interest. The plan was approved at a special meeting of shareholders on August 5, 2014.

Prior to the plan of liquidation, we were engaged in the business of owning real property and real estate related assets which we categorized into three reportable segments: (i) the ownership of investment properties including wholly owned properties and investments in joint ventures which own investment properties, which we refer to as operating properties; (ii) the origination and acquisition of loans collateralized directly or indirectly by commercial and multi-family real property, which we refer to as loan assets; and (iii) the ownership of equity and debt interests in other real estate investment trusts (REITs), which we refer to as REIT securities. Subsequent to the adoption of the plan of liquidation, our business has been, and will continue to be, to sell our assets in an orderly fashion. Although we still hold operating properties and loan assets, we no longer make operating decisions or assess performance in separate segments as all assets are now considered as held for sale. Accordingly, we have only one reporting and operating segment subsequent to July 31, 2014.

At December 31, 2014 we had total assets of $1,136,261,000 and net assets in liquidation of $594,704,000. The net assets in liquidation at December 31, 2014 reflect an accrued liquidating dividend to our common shareholders of $81,959,000 or $2.25 per Common Share, which was paid on January 15, 2015.

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

History

We began operations in 1961 under the name First Union Real Estate Equity and Mortgage Investments and changed our name to Winthrop Realty Trust in 2005. Since January 1, 2004, we have been externally managed by FUR Advisors LLC, which we refer to as FUR Advisors or our Advisor. Prior to 2013, FUR Advisors was an entity owned by our current executive officers and senior management and members of senior management of AREA Property Partners, a New York based real estate investment advisor. During 2013, certain of the AREA senior management member’s interest in FUR Advisors was redeemed, and as a result, FUR Advisors is now majority owned by our current executive officers and senior management, including Michael L. Ashner and Carolyn Tiffany.

Commencing January 1, 2004, we began to seek out more opportunistic investments across the real estate spectrum, whether they be operating properties, loan assets or REIT securities. On January 1, 2005 we elected to form the Operating Partnership and contributed all of our assets to the Operating Partnership in exchange for 100% of the ownership interests in the Operating Partnership.

Plan of Liquidation

The plan of liquidation that was approved on August 5, 2014 provides for an orderly sale of our assets, payment of our liabilities and other obligations and the winding up of operations and dissolution of the Trust. We are not permitted to make any new investments other than protective acquisitions or advances with respect to our existing assets. We are permitted to satisfy any existing contractual obligations including any capital call requirements and acquisitions or dispositions pursuant to buy-sell provisions under existing joint venture documentation, pay for required tenant improvements and capital expenditures at our real estate properties, and repurchase our existing Common Shares and our 7.75% Senior Notes. We are also permitted to invest our cash reserves in short-term U.S. Treasuries or other short-term obligations.

The plan of liquidation enables us to sell any and all of our assets without further approval of the shareholders and provides that liquidating distributions be made to the shareholders as determined by the Board of Trustees. Pursuant to applicable REIT rules, in order to be able to deduct liquidating distributions as dividends, we must complete the disposition of our assets by August 5, 2016, two years after the date the plan of liquidation was adopted by shareholders. To the extent that all of our assets are not sold by such date, we intend to satisfy this requirement by distributing our unsold assets into a liquidating trust at the end of such two-year period, and the holders of interests in our Common Shares at such time will be beneficiaries of such liquidating trust.

The dissolution process and the amount and timing of distributions to shareholders involves risks and uncertainties. Accordingly, no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in the Consolidated Statement of Net Assets.

We expect to continue to qualify as a REIT throughout the liquidation until such time as our remaining assets, if any, are transferred into a liquidating trust. The Board of Trustees shall use commercially reasonable efforts to continue to cause us to maintain our REIT status, provided however, the Board of Trustees may elect to terminate our status as a REIT if it determines that such termination would be in the best interest of the shareholders.

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

Investment, Operating and Capital Strategy

Prior to the adoption of the plan of liquidation, we were engaged in the business of owning and managing real property and real estate related assets. Our business objective was to maximize long term shareholder value through a total return value approach to real estate investing which emphasized superior risk adjusted returns. As a result of our emphasis on total return, we did not select or manage our investments for short-term dividend growth, but rather towards achieving overall superior total return. While this approach resulted in short-term uneven earnings, we believe this approach resulted in long term increased entity value.

We are a diversified REIT and as such we were able to invest in a broad range of investment opportunities. These opportunities included different investment types, sectors and geographic areas all at varying levels in the capital stack. In addition, because of our size we were able to make investments in transactions that were smaller and would generally be disregarded by larger real estate investors. Further, we also acquired assets through joint ventures and strategic alliances which allowed us to employ third party co-investment capital to maximize diversification of risk and reduce capital concentration and, in certain instances, leverage off our joint venture partner’s experience and expertise in specific geographic areas and/or specific asset types.

The decision to adopt the plan of liquidation followed a lengthy process in which our Board of Trustees explored numerous alternatives including continuing under our current or a revised business plan, acquiring through merger or otherwise the assets of another real estate company, seeking to dispose of its assets through a merger or a portfolio sale, and liquidation. Based on a number of factors, in April 2014 the Board of Trustees determined that a liquidation of our assets was in the best interest of our common shareholders. The factors considered at that time included:

•	The relative stagnant price of the Common Shares over the past three years.

•	The continued failure of the Common Share price to approximate the low end of our reported net asset value.

•	The limited trading volume in the Common Shares and the certainty of liquidity that a liquidation offers at a value that is expected to be not less than the low end of our reported net asset value.

•	The nature of our business strategy which was to invest in opportunistic real estate investments and the lack of such investments in the current market environment which would be accretive to our shareholders particularly in light of our cost of capital.

•	The limitation, absent a plan of liquidation, on the number of assets that we could sell in any calendar year due to applicable federal tax law restrictions relevant to a REIT in order not to be subject to a 100% tax on gain from sales.

•	Our inability to raise capital through the sale of Common Shares at a price that was not dilutive to existing shareholders.

•	The inability to obtain an offer for the entire company that our Board of Trustees believed was commensurate with the projected proceeds that could be obtained from a liquidation of our assets.

•	The overall return to shareholders during the past five years which was both below the Trust’s peer group (i.e., REITs with a diversity and other property focus and which had a current market value as of January 27, 2014 of less than $750 million) and the MSCI US REIT index.

•	The costs of continuing to operate a public company.

•	The federal income tax benefits that may be derived from the adoption of a plan of liquidation as all dividends on Common Shares are deemed a return of capital until the applicable holder has received dividends totaling its cost basis.

In addition, our Board of Trustees also considered potentially negative factors in their deliberations concerning the liquidation, including the following:

•	There could be no assurance that we would be successful in disposing of its assets for values equal to or exceeding the low range of our estimate of net asset value or that the dispositions will occur in the time frame expected.

•	The anticipated expenses and potential for unforeseen expenses that will or may be incurred in connection with the sale of our assets and the continued operation of the Trust.

•	The inability to take advantage of future changes in market conditions which could provide for presently unforeseen opportunistic investments that satisfy our investment strategy and minimum return parameters.

•	Depending on their tax basis in their shares, shareholders may recognize taxable gain in connection with the completion of the liquidation.

•	We may determine to distribute assets to a liquidating trust which may cause our shareholders to recognize taxable gain at the time of such distribution to the liquidating trust which we expect to occur, if at all, two years after the adoption of the plan of liquidation and may have adverse tax consequences on tax-exempt and foreign shareholders.

•	Shareholders would no longer participate in any future earnings or growth of the Trust’s assets or benefit from any increases in their value once such asset is sold.

•	As opposed to a business combination with a relatively short time frame during which a third party would acquire the Trust, the liquidation process would involve a longer distribution process and will require the Trust to incur potentially larger administrative and other costs.

•	Certain conflicts of interest could exist for the Trust’s management in connection with the liquidation.

•	The likelihood that the price of the Common Shares will decrease as we make distributions to shareholders.

•	The potential loss of key personnel who provide services to the Trust and FUR Advisors.

Assets

Operating Properties

See Item 2. Properties for a description of our Operating Properties

Operating Property Acquisition Activity

Norridge equity acquisition – On March 5, 2014, in connection with the Edens Plaza and Norridge Commons loan origination discussed below, we acquired for $250,000 all of the issued and outstanding shares of Harlem Properties, Inc. (“Harlem”). Harlem is the entity that ultimately controls the entity that owns Norridge Commons, a retail shopping center located in Norridge, Illinois (the “Norridge Property”). We, through our ownership of Harlem, have an effective 0.375% interest in the property and control the business of the entity and all decisions affecting the entity and its management.

Edens – equity acquisition – On March 5, 2014 we acquired for $250,000 all of the issued and outstanding shares of Edens Properties, Inc. (“Edens”). Edens is a co-general partner of a limited partnership that is a general partner of Edens Center Associates, a retail shopping center located outside of Chicago, Illinois (the “Edens Property”).

701 Seventh – capital contributions – During 2014 we made additional capital contributions of $53,187,000 with respect to our interest in the venture that holds an indirect interest in the property located at 701 Seventh Avenue, New York, New York, bringing aggregate capital contributions through December 31, 2014 to $106,624,000. In January 2014, the property’s existing indebtedness was refinanced with a new $237,500,000 mortgage loan and $315,000,000 mezzanine loan to be advanced for construction costs of the approximately 110,000 square feet of retail space and an approximately 120 foot high, 20,000 square foot state of the art LED sign. Both the mortgage loan and the mezzanine loan bear interest at LIBOR plus 8% per annum, require payments of interest only and mature January 31, 2017, subject to two, one-year extensions. In addition, the venture entered into two additional loan agreements providing for supplemental loans of $262,500,000 which, subject to certain conditions, enables the venture to make draws to provide additional construction financing to develop a 452 room hotel which will be constructed above the retail component. If fully funded, the maximum aggregate debt among the various loans funded would be $815,000,000.

Simultaneously with entering into the loans, the venture executed an agreement with a wholly-owned affiliate of Marriott International, Inc. to manage and operate an “EDITION” hotel at the property. The hotel will include 452 rooms and utilize approximately 30,000 square feet of the 110,000 square foot retail space for food, beverage and entertainment space.

Operating Property Disposition Activity

Newbury Apartments – property sale – On February 26, 2014 we sold our interest in the Newbury Apartments property located in Meriden, Connecticut to an independent third party for gross sale proceeds of $27,500,000. After costs, pro-rations and the transfer of the debt, we received net proceeds of approximately $5,106,000 and recorded a gain of $4,422,000 on the sale of the property which is included in income from discontinued operations.

Marc Realty – sale of interest – On March 5, 2014 we sold to Marc Realty, our venture partner, our equity investments in High Point Plaza LLC, 1701 Woodfield LLC and Enterprise Center LLC and our interest in the River City, Chicago, Illinois property for gross sale proceeds of $6,000,000. We received $1,500,000 in cash and a note receivable for the remaining $4,500,000. The note bore interest at a rate of 6% per annum, increasing to 7% per annum on the first anniversary and to 8% on the second anniversary. The note required monthly payments of interest only and was scheduled to mature on March 1, 2017. The note was repaid in full during June 2014. We recorded a $3,000 gain on the sale of our interest in River City which is included in income from discontinued operations. We recorded a $69,000 gain on sale of the three equity investments which is included in equity in income of equity investments.

We also granted Marc Realty an option exercisable prior to March 1, 2016 to acquire our equity investment in Brooks Building LLC. Marc Realty exercised its option and acquired our interest in Brooks Building LLC on September 8, 2014 and we received net proceeds of $5,770,000 on the sale.

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

Amherst – property sale – On June 25, 2014 we sold our wholly-owned office property located in Amherst, New York to an independent third party for gross sale proceeds of $24,500,000. After costs, pro-rations and a reserve holdback we received net proceeds of approximately $21,226,000 on the sale of the property. Upon completion of the parking area for the office property we received $2,449,000 from the reserve holdback which resulted in aggregate net proceeds of approximately $23,675,000. We recorded a gain of $946,000 on the sale of the property which is included in income from discontinued operations.

Wateridge – sale of interest – On August 6, 2014 we sold our interest in the WRT-Fenway Wateridge venture to our venture partner for approximately $2,383,000.

5400 Westheimer – sale of interest – On October 1, 2014 we received $1,033,000 in full repayment of the note due from our venture that owns the property located at 5400 Westheimer Court, Houston, Texas. On October 15, 2014 we sold our interest in this venture to one of the venture partners for approximately $9,690,000.

Waterford Place Apartments – property sale – On October 16, 2014 we sold our Waterford Place apartment building in Memphis, Tennessee to an independent third party for gross proceeds of $28,160,000 and received net proceeds of approximately $15,290,000 after satisfaction of the debt and payment of closing costs.

Kroger-Atlanta – property sale – On October 20, 2014 we sold our retail property located in Atlanta, Georgia for gross proceeds of $1,500,000 and received net proceeds of approximately $1,464,000.

Kroger-Greensboro – property sale – On October 20, 2014 we sold our retail property located in Greensboro, North Carolina for gross proceeds of $1,750,000 and received net proceeds of approximately $1,709,000.

San Pedro – property sale – On October 24, 2014 the venture in which we hold an 83.7% interest sold its apartment building located in San Pedro, California for gross proceeds of $23,800,000. The entire net proceeds of approximately $23,090,000 were used to pay down the $150,000,000 loan collateralized by the four properties in the venture.

Kroger-Louisville – property sale – On November 25, 2014, we sold our retail property located in Louisville, Kentucky for gross proceeds of $2,500,000 and received net proceeds of approximately $2,334,000.

1515 Market – property sale – On December 2, 2014, we sold our office property located at 1515 Market Street, Philadelphia, Pennsylvania for gross proceeds of $82,345,000 and received net proceeds of approximately $40,304,000 after satisfaction of the third party mortgage debt, closing costs and pro rations.

Burlington – property sale – On December 23, 2014, we sold our office property located in South Burlington, Vermont for gross proceeds of $2,850,000 and received net proceeds of approximately $2,475,000.

Sealy Northwest Atlanta – sale of interest – On December 23, 2014, we sold to Sealy, our venture partner, our interest in Sealy Northwest Atlanta for total proceeds of $5,641,000.

Loan Assets

The following table sets forth certain information relating to our loans receivable, loan securities and loans held in equity investments. All information presented is as of December 31, 2014 (in thousands).

Name	Loan Position	Asset Type	Location	Stated Interest Rate (1)	Carrying Amount (2)	Par Value	Maturity Date (3)	Senior Debt (4)
Loans Receivable

Churchill	Whole loan	Mixed use	Churchill, PA	LIBOR + 3.75%	$—	$333	06/01/15	$—
Rockwell (5)	Mezzanine	Industrial	Shirley, NY	12.00%	—	1,486	05/01/16	16,342
Poipu Shopping Village	B Note	Retail	Kauai, HI	6.618%	2,804	2,791	01/06/17	28,272
Mentor Building	Whole loan	Retail	Chicago, IL	10.00%	2,511	2,497	09/10/17	—
Edens Center – Norridge Commons* (6)(7)	Mezzanine	Retail	IL	LIBOR + 12%	18,690	15,500	03/09/19	82,500

					$24,005

Loan Securities
WBCMT 2007 WHL8	CMBS	Hotel	Various	LIBOR + 1.75%	$918	$1,130	12/31/15	$771,304

					$918

Loans in Equity Investment

Our loan assets held in equity investments consist of our investments in Concord Debt Holdings LLC, CDH CDO LLC and RE CDO Management LLC.

*	Loan Asset was acquired in 2014. Additional loan asset details are described below.
(1)	Represents contractual interest rates without giving effect to loan discount and accretion. The stated interest rate may be significantly different than our effective interest rate on certain loan investments.
(2)	Carrying amount represents the estimated amount expected to be collected on disposition of the loan, plus contractual interest receivable at December 31, 2014.
(3)	Maturity date after giving effect to all contractual extensions.
(4)	Debt which is senior in payment and priority to our loan.
(5)	Loan defaulted in December 2013. Carrying amount is net of a $348 loan loss reserve.
(6)	Carrying amount includes estimated amount expected to be collected on the participation interest.
(7)	A principal payment of $15,275 was received on February 5, 2015 resulting in an outstanding principal balance of $225.

Loan Asset Origination Activity

Playa Vista – On January 10, 2014 the mezzanine loan agreement was amended to increase the principal balance by up to $4,000,000 and to increase the interest rate by 1.5% to a rate of 16.25% per annum. Our share of the increased loan amount was up to $2,000,000. We fully funded our share of the new loan amount at $1,992,000. On July 7, 2014 we acquired for $14,000,000 the additional 50% interest in the Playa Vista loan. We also paid $108,000 for the prorated share of interest accrued through June 30, 2014. The purchase price represents a premium of approximately $762,000 over the face of the loan inclusive of interest through June 30, 2014.

Edens Center and Norridge Commons – loan origination – On March 5, 2014 we originated a $15,500,000 mezzanine loan to an affiliate of our venture partner in both the Sullivan Center and Mentor Retail LLC ventures (“Freed Management”) secured by a majority of the limited partnership interests in entities that hold a majority interest in the Edens Property and the Norridge Property. The loan bears interest at LIBOR plus 12% per annum (increasing by 100 basis points in each extended term), requires payments of current interest at a rate of 10% per annum (increasing by 50 basis points each year) and has a three-year term, subject to two, one-year extensions. Upon satisfaction of the loan, we will be entitled to a participation interest equal to the greater of (i) a 14.5% internal rate of return (“IRR”) (increasing to 15.5% IRR after the initial term) or (ii) 30% (increasing to 40% after the initial term and 50% after the first extended term) of the value of the properties in excess of $115,000,000. As additional collateral for the loan, Freed Management pledged to us its ownership interest in our Sullivan Center and Mentor Retail LLC ventures.

Loan Asset Repayment/Disposition Activity

Loan portfolio – sale of interest – In February 2014 we sold our interests in the loans secured directly or indirectly by Hotel Wales, Wellington Tower, 500-512 Seventh Avenue, Legacy Orchard and San Marbeya for an aggregate sales price of $42,900,000. The selling price is net of the secured financings on the Hotel Wales and San Marbeya loans which totaled $29,150,000. In connection with the sale, we retained an interest only participation in each of the Legacy Orchard and Hotel Wales loans entitling us to interest at 2.5% per annum on the principal amount of the Legacy Orchard loan and 0.5% per annum on the principal amount of the Hotel Wales loan. No gain or loss was recognized on the sale of the loans.

Queensridge – loan satisfaction – During the quarter ended March 31, 2014 several of the condominium units collateralizing the Queensridge loan receivable were sold resulting in principal payments to us of approximately $2,908,000. As a result of the payments, the outstanding principal balance on the Queensridge loan has been fully satisfied. In addition, we received an exit fee of $1,787,000 in connection with the early satisfaction of the loan which is classified as interest income.

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

Pinnacle II – loan sale – On October 22, 2014 we sold our B-Note receivable which had an outstanding balance of $5,017,000 for net proceeds of approximately $4,967,000.

Playa Vista – loan satisfaction – On December 9, 2014 we received repayment in full on our $27,394,000 loan receivable collateralized by the office complex in Playa Vista, California. In addition, we received $6,565,000 in exchange for our equity participation interest in the underlying collateral.

REIT Securities

During 2013 we liquidated all of our holdings of REIT securities. We had minimal activity in this segment during 2014 and hold no REIT securities at December 31, 2014.

Employees

As of December 31, 2014 we had no employees. Our affairs are administered by our Advisor pursuant to the terms of an advisory agreement for five years which we refer to, as the same may be amended from time to time, as the “Advisory Agreement.”

Under the Advisory Agreement, we pay to our Advisor a quarterly base management fee equal to 1.5% of (i) the issuance price of our outstanding equity securities plus (ii) 0.25% of any equity contribution by an unaffiliated third party to a venture managed by us. The Advisory Agreement provides that any dividends paid on account of Common Shares that result in a reduction of the threshold amount (as described below) at the date of our liquidation or disposition are deemed a reduction in the aggregate issuance price of the Common Shares, thereby resulting in a reduction of the base management fee. In addition to receiving a base management fee, our Advisor is entitled to receive an incentive fee for administering the Trust and, in certain instances, a termination fee upon an early termination of the Advisory Agreement under certain circumstances or the liquidation of disposition of the Trust. Further, our Advisor, or its affiliate, is also entitled to receive property management fees and construction management fees at commercially reasonable rates.

The incentive fee is equal to 20% of any amounts available for distribution in excess of the threshold amount and is only payable at such time, if at all, (i) when holders of our Common Shares receive aggregate dividends above the threshold amount or (ii) upon termination of the Advisory Agreement if the net value of our assets exceeds the threshold amount based on then current market values and appraisals. That is, the incentive fee is not payable annually but only at such time, if at all, as shareholders have received dividends in excess of the threshold amount ($569,963,000 on December 31, 2014 plus an annual return thereon equal to the greater of (x) 4% or (y) the 5 year U.S. Treasury Yield plus 2.5% (such return, the “Growth Factor”) less any dividends paid from and after January 1, 2015). The incentive fee will also be payable if the Advisory Agreement is terminated, other than for cause (as defined) by us or with cause by our Advisor, and if on the date of termination the net value of the Trust’s assets exceeds the threshold amount. At December 31, 2014 the threshold amount required to be distributed before any incentive fee would be payable to FUR Advisors was $569,963,000, which was equivalent to $15.91 per Common Share. At December 31, 2014, based on our estimate of liquidating distributions, it is estimated that the Advisor would be entitled to an incentive fee of $14,474,000 in connection with our liquidation. This amount has been accrued and is reflected in our net assets in liquidation at December 31, 2014.

With respect to the termination fee, it is only payable if there is (i) a termination of the Advisory Agreement for any reason other than for cause (as defined) by us or with cause by our Advisor, (ii) a disposition of all or substantially all of our assets, or (iii) an election by us to orderly liquidate our assets. The termination fee, if payable, is equal to the lesser of (i) the base management fee paid to our Advisor for the prior twelve month period or (ii) either (x) in the case of a termination of the Advisory Agreement, 20% of the positive difference, if any between (A) the appraised net asset value of our assets at the date of termination and (B) the threshold amount less $104,980,000, or (y) in the case of a disposition or liquidation, 20% of any dividends paid on account of our Common Shares at such time as the threshold amount is reduced to $104,980,000, which will be achieved at such time as aggregate distributions of approximately $12.98 per Common Share in excess of the Growth Factor have been paid. For example, if the Trust had been liquidated at January 1, 2014, the termination fee would only have been payable if total dividends of approximately $12.98 per Common Share had been paid, and then only until the total termination fee paid would have equaled $9,496,000 (the base management fee for the twelve months prior to the approved plan of liquidation), which amount would be achieved when total dividends paid per Common Share equaled approximately $14.31. At December 31, 2014 it is estimated that the Advisor will be entitled to a termination fee of $9,496,000 in connection with our liquidation. This amount has been accrued and is reflected in our net assets in liquidation at December 31, 2014.

In connection with the modifications entered into in February 2013 with respect to the Advisory Agreement, we issued 600,000 restricted Common Shares, which Common Shares were issued under our 2007 Long Term Incentive Plan. In connection with the adoption of the plan of liquidation, the Trust’s compensation committee has authorized amendments to the grant agreements to provide for an early expiration of the forfeiture period and the reissuance of forfeited shares. See Item 8 – Financial Statements and Supplementary Data, Note 24 for additional information on the grants.

Competition

Prior to our adoption of the plan of liquidation, we had competition with respect to our acquisition of operating properties and our acquisition and origination of loan assets with many other companies, including other REITs, insurance companies, commercial banks, private investment funds, hedge funds, specialty finance companies and other investors. Subsequent to the adoption of the plan of liquidation, we have competition from other properties located in markets in which we have interests both from an operations perspective and with respect to the disposition of our assets. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business and our net assets in liquidation.

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

Segment Data

As discussed earlier, with the adoption of the plan of liquidation we have only one reporting and operating segment subsequent to July 31, 2014. Reportable segment data for the periods prior to August 1, 2014 may be found under Item 8 – Financial Statements and Supplementary Data Note 26.

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

New York Stock Exchange Certification

As required by applicable New York Stock Exchange listing rules, on May 20, 2014, following our 2014 Annual Meeting of Shareholders, our Chairman and Chief Executive Officer submitted to the New York Stock Exchange a certification that he was not aware of any violation by us of New York Stock Exchange corporate governance listing standards.

ITEM 1A – RISK FACTORS

We, our assets and the entities in which we invest are subject to a number of risks customary for REITs and owners of real estate and debt instruments secured, directly or indirectly, by real estate. In addition, as a result of the adoption of the plan of liquidation we are subject to additional risks that may affect the ultimate amount of liquidating distributions payable to holders of our Common Shares. Material factors that may adversely affect our business operations and, accordingly, the ultimate amount of liquidating distributions payable on our Common Shares are summarized below.

Risks incidental to real estate investments

Our assets consist of direct ownership and operation of operating properties and loan assets secured, directly or indirectly, by operating properties. As a result of the adoption of our plan of liquidation, we will not make any further investments other than in very limited instances as detailed in our plan of liquidation. Accordingly, an investment in us depends upon the financial performance and the value of our current portfolio of operating properties as well as the operating properties securing our loan assets, which operating properties are subject to the risks normally associated with the ownership, operation and disposal of real estate properties and real estate related assets, including:

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

In addition, changes to applicable federal, state and local regulations, zoning and tax laws and potential liability under environmental and other laws affect real estate values. Further, throughout the period that we own real property, regardless of whether or not a property is producing any income, we must make significant expenditures, including those for property taxes, maintenance, insurance and related charges and debt service. The risks associated with real estate investments may adversely affect our operating results and financial position, and therefore the funds available for distribution to our holders of Common Shares.

Risks that May Delay or Reduce Our Liquidating Distributions

Our estimate of net assets in liquidation at December 31, 2014 was $594,704,000, or $16.33 per Common Share. This estimation is based on a number of estimates and assumptions including asset hold periods, expected revenues and expenses, capitalization rates and other factors not within our control. As a result, one or more of these assumptions may change during our liquidation. For example, if we sell an asset prior to its estimated sale date or a loan asset is satisfied prior to its maturity date, the net assets in liquidation could be reduced due to our receipt of less operating cash flow from such assets than initially estimated, however, we would receive sales proceeds sooner than previously expected. As a result, the actual amount of liquidating distributions we pay to holders of Common Shares may be more or less than our current estimate. In addition, there can be no assurance as to the timing, and the amount, of each liquidating distribution to our holders of Common Shares.

If we are unable to find buyers for our assets at our expected sales prices, our liquidating distributions may be delayed or reduced.

In calculating our estimated net assets in liquidation, we assumed that we will be able to find buyers for all of our assets at our estimated amounts. We, however, may have overestimated the sales prices that we will be able to obtain for these assets or underestimated the costs associated with such sales. For example, in order to find buyers in a timely manner, we may be required to accept a purchase price below our current estimate. If we are not able to find buyers for these assets in a timely manner or if we have overestimated the sales prices we will receive, our liquidating distributions payable to holders of our Common Shares would be delayed or reduced. Furthermore, our estimated net assets in liquidation is based on current market conditions and asset operations, but real estate market values are constantly changing and fluctuate with changes in interest rates, supply and demand dynamics, occupancy percentages, lease rates, the availability of suitable buyers, the perceived quality and dependability of income flows from tenancies and a number of other factors, both local and national. The net liquidation proceeds from each asset may also be affected by the terms of prepayment or assumption costs associated with debt encumbering each asset. In addition, minority ownership matters, transactional fees and expenses, environmental contamination at our properties or unknown liabilities, if any, may adversely impact the net liquidation proceeds from those assets.

If any of the parties to our future sale agreements default thereunder, or if these sales do not otherwise close, our liquidating distributions may be delayed or reduced.

The consummation of the potential sales for which we will enter into sale agreements in the future will be subject to satisfaction of closing conditions. If any of the transactions contemplated by these future sale agreements do not close because of a buyer default, failure of a closing condition or for any other reason, we will need to locate a new buyer for the assets which we may be unable to do promptly or at prices or on terms that are as favorable as the original sale agreement. We will also incur additional costs involved in negotiating a new sale agreement for this asset. These additional costs are not included in our projections. In the event that we incur these additional costs, our liquidating distributions to our shareholders would be delayed or reduced.

If our transaction costs, liquidation costs or unpaid liabilities are greater than we expect, our liquidating distributions may be delayed or reduced.

Before making the liquidating distributions on our Common Shares, we will need to pay or arrange for the payment of all of our transaction costs in the liquidation, all other costs and all valid claims of our creditors. Our board may also decide to acquire one or more insurance policies covering unknown or contingent claims against us or them, for which we would pay a premium which has not yet been determined. Our board may also decide to establish a reserve fund to pay these contingent claims. The amounts of transaction costs in the liquidation are not yet final, so we have used estimates of these costs in calculating our estimated net assets in liquidation. To the extent that we have underestimated these costs in calculating our projections or we incur unforeseen additional costs, our actual liquidating distributions may be lower than our estimated net assets in liquidation. In addition, if the claims of our creditors are greater than we have anticipated or we decide to acquire one or more insurance policies covering unknown or contingent claims against us, our liquidating distributions may be delayed or reduced. Further, if a reserve fund is established, payment of liquidating distributions to our holders of Common Shares may be delayed or reduced.

We may be unable to sell certain of our assets held in ventures.

We currently hold a number of our assets in ventures with third parties. Pursuant to the terms of certain of these agreements, the consent of our venture partner is required for the sale of the underlying asset or our interest in some of these ventures. If we are unable to obtain our venture partner’s consent we may have difficulty in timely selling such asset or may need to acquire our venture partner’s interest through the exercise of our dispute resolution provisions which, in all such cases, may cause us to incur additional expenses and result in a delay in the sale of such assets which could reduce our liquidating distributions.

Our properties may subject us to known and unknown liabilities.

Our existing properties may have known and unknown liabilities for which we would have no recourse, or only limited recourse, to the former owners of such properties. As a result, if a liability were asserted against us based upon ownership of an acquired property, we might be required to pay significant sums to settle it, which could adversely affect our financial results and cash flow. Unknown liabilities relating to acquired properties could include:

•	liabilities for clean-up of pre-existing disclosed or undisclosed environmental contamination;

•	claims by tenants, vendors or other persons arising on account of actions or omissions of the former owners of the properties; and

•	liabilities incurred in the ordinary course of business.

If we are unable to maintain the occupancy rates of currently leased space and lease currently available space, if tenants default under their leases or other obligations to us during the liquidation process or if our cash flow during the liquidation is otherwise less than we expect, our liquidating distributions may be delayed or reduced.

In calculating our estimated net assets in liquidation, we made certain assumptions as to each asset’s occupancy and rental rates, that we would be able to rent certain currently available space and that we would not experience any significant tenant defaults during the liquidation process that were not subsequently cured. Negative trends in one or more of these factors may adversely affect the resale value of the properties, which would reduce our liquidating distributions. To the extent that we receive less rental income than we expect during the liquidation process, our liquidating distributions will be reduced. We may also decide in the event of a tenant default to restructure the lease, which could require us to substantially reduce the rent payable to us under the lease, or make other modifications that are unfavorable to us. This risk is substantial with respect to our net leased properties. As of December 31, 2014, our five single tenant properties, containing an aggregate of approximately 1,071,000 square feet of space are net leased to five different tenants. Gross leases accounting for approximately 5% of the aggregate annual base rent from our operating properties for 2014, representing approximately 39% of the net rentable square feet at the properties, are scheduled to expire in 2015. Other leases grant tenants early termination rights upon payment of a termination penalty.

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

We cannot evict a tenant solely because of its filing for bankruptcy. A bankruptcy court, however, may authorize a tenant to reject and terminate its lease. In such a case, our claim against the tenant for past due rent and unpaid future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. In any event, it is unlikely that a bankrupt tenant will pay the entire amount it owes us under a lease. The loss of rental payments from tenants would reduce our liquidating distributions. Similarly, if a tenant at a property securing a loan asset fails to meet its rental obligations, the borrower may have insufficient funds to satisfy the debt service resulting in a default on our loan asset. Additionally, the loss of a tenant at a property securing a loan asset could negatively impact the value of the property and, therefore, our collateral.

The loss of a major tenant could adversely affect our financial condition.

We are and expect that we will continue to be subject to a degree of tenant concentration at certain of our operating properties and the properties securing our loan assets. As indicated above, we are subject to risks associated with the financial condition of our tenants and tenants at properties securing our loan assets. In the event that a tenant occupying a significant portion of one or more of our properties or whose rental income represents a significant portion of the rental revenue at such property or properties were to experience financial weakness, default on its lease, elect not to renew its lease or file bankruptcy it would negatively impact our financial condition and, as a result, our liquidating distributions. Similarly, if a tenant occupying a significant portion of one or more of the properties securing our loan assets or whose rental income represents a significant portion of the rental revenue at such property or properties experiences financial weakness defaults on its lease, elects not to renew its lease or files for bankruptcy, it would negatively impact our net cash flow and the value of such asset and, as a result, our liquidating distributions.

We may experience increased operating costs, which might reduce our estimated net assets in liquidation and the sales prices received for our properties.

Our properties are subject to increases in operating expenses such as for cleaning, electricity, heating, ventilation and air conditioning, administrative costs and other costs associated with security, landscaping and repairs and maintenance of our properties. In general, under our leases with tenants, we pass through all or a portion of these costs to them. There can be no assurance that tenants will actually bear the full burden of these higher costs, or that such increased costs will not lead them, or other prospective tenants, to seek office space elsewhere. If operating expenses increase, the availability of other comparable office space in the geographic markets of our properties might limit our ability to increase rents; if operating expenses increase without a corresponding increase in revenues, our profitability could diminish thereby reducing our estimated net assets in liquidation and limit the amount and likely delay the timing of our liquidating distributions.

We leverage our portfolio, which may adversely affect our financial condition and estimated net assets in liquidation.

We leverage our portfolio through borrowings. We may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or forced sale to satisfy our debt obligations. A decrease in the value of the assets may lead to a default on our Senior Notes. If this were to occur, we may not have the funds available, or the ability to obtain replacement financing, to satisfy our Senior Notes.

Interest rate fluctuations may reduce our investment return.

Certain of our loan obligations and loan assets have floating interest rates. In such cases, an increase in interest rates would increase our loan obligations while a decrease in interest rates would decrease the interest received on our loan assets. Where possible we have sought to mitigate these risks by acquiring interest rate cap agreements, rate collars and other similar protections. To the extent we have not mitigated these risks or our actions are ineffective, a fluctuation in interest rates could negatively impact our cash flow due to an increase in loan obligations or a decrease in interest received on our loan assets.

We engage in hedging transactions that may limit gains or result in losses.

We have used hedging instruments in our risk management strategy to limit the effects of changes in interest rates on our operations. A hedge may not be effective in eliminating all of the risks inherent in any particular position. Further, we have and could in the future recognize losses on a hedge position which adversely effects our ultimate liquidating distributions payable on our Common Shares. In addition, we run the risk of default by a counterparty to a hedging arrangement.

The loan assets are subject to delinquency and loss.

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

In certain states foreclosing on a property can be a lengthy and costly process. In addition, a borrower can file for bankruptcy or raise defenses that could delay our ability to realize on our collateral on a timely basis. In such instances, the increased costs and time required to realize on our collateral would likely result in a reduced return or loss on the investment. Further, if a borrower were to file for bankruptcy protection, a plan could be approved over our objection that would extend our loan for a period of time at an interest rate that is less than our cost of funds, thereby having a negative impact on our cash flow and reducing our liquidating distributions.

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

The widening of credit spreads could have a negative impact on the value of our loan assets.

The fair value of our loan assets is dependent upon the yield demanded on these assets by the market based on the underlying credit as well as general economic conditions. Although many of our directly held loan assets were purchased at significant discounts, a deterioration of the real estate markets or a large supply of these loan assets available for sale combined with reduced demand will generally cause the market to require a higher yield on these loan assets, resulting in a higher, or “wider,” spread over the benchmark rate of such loan assets. Under these conditions, the value of the loan assets in our portfolio would decline potentially reducing our estimated net assets in liquidation.

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

A prolonged economic slowdown, a lengthy or severe recession or instability in the credit markets could harm our operations and viability.

A prolonged economic slowdown, a lengthy or severe recession or the continued instability in the credit market will affect our operations and viability in a number of ways including:

•	Depressing prices for our investments, operating properties and loan assets;

•	Decreasing interest income received or increases in interest expenses paid;

•	Reducing the number of potential purchasers for our assets;

•	Increasing risk of default on loan assets; and

•	Limiting the ability to obtain new or replacement financing.

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

Covenants and other provisions in our debt instruments could adversely affect our financial condition and the ultimate amount of liquidating distributions paid to holders of our Common Shares.

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

If we fail to remain qualified as a REIT, our holders of Common Shares would be adversely affected.

Although we expect to remain qualified as a REIT until such time, if at all, as we transfer any remaining assets and liabilities to a liquidating trust, given the changes in the nature of our assets and sources of our income that will result as we sell our assets, and the need to retain certain assets to meet our liabilities, there is no assurance that we will continue to qualify as a REIT through the completion of our liquidation. If we fail to remain qualified as a REIT, we would be taxed as a corporation for federal income tax purposes and could not deduct distributions to our shareholders in computing our taxable income. As a result, we would be liable for federal income taxes at corporate tax rates on our taxable income from operations and asset sales for the taxable year in which our qualification as a REIT terminates and any subsequent years, which could materially reduce the cash available for distribution to our shareholders.

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

From time to time, we may have taxable income greater than our cash available to pay dividends to our shareholders (for example, due to substantial non-deductible cash outlays, such as capital expenditures or principal payments on debt). If we did not have other sources of funds available in these situations, we could be required to borrow funds, sell investments at disadvantageous prices or find alternative sources of funds to pay dividends sufficient to enable us to pay out enough of our taxable income to satisfy the REIT dividend requirement and to avoid income and excise taxes in a particular year. Additionally, we could elect to pay a portion of our required dividend in Common Shares. Each of these alternatives could increase our operating costs.

The adoption of the plan of liquidation may cause our Common Shares to no longer be listed on the NYSE.

Although the adoption of the plan of liquidation has not caused our Common Shares to fail to meet the listing requirements of the NYSE, it is possible that as we reduce our overall assets through the distribution of sales proceeds whether to satisfy debt, expenses, Senior Notes or to make liquidating distributions to our shareholders, we may fail to satisfy the requirement to cause our Common Shares to remain listed on the NYSE. If this were to occur, the ability to transfer Common Shares would be substantially limited which may reduce the market price for our Common Shares.

Distributing interests to a liquidating trust may cause you to recognize gain.

If we have not sold all of our assets by August 5, 2016, our plan of liquidation requires that any remaining assets and liabilities be transferred to a liquidating trust. In that event, holders of Common Shares will be treated for federal income tax purposes as if they received a distribution of their pro rata share of the fair market value of any assets that are transferred to a liquidating trust, and will be subject to federal income tax to the extent that such “deemed” distribution exceeds the remaining tax basis of such holders Common Shares. As a result, holders of Common Shares may recognize taxable gain with respect to assets transferred to a liquidating trust prior to the subsequent sale of such assets and the distribution to them of the related net cash proceeds, if any. Such transfer also may have adverse tax consequences for tax-exempt and foreign shareholders.

Holders of Common Shares may not receive any profits resulting from the sale of one or more of our properties, or receive such profits in a timely manner, because we may provide financing to the purchaser of such property.

We may sell our assets either subject to or upon the assumption of any then outstanding mortgage debt or, alternatively, may provide financing to purchasers. We do not have any limitations or restrictions on taking such purchase money obligations. To the extent we receive promissory notes or other property in lieu of cash from sales, such proceeds, other than any interest payable on those proceeds, will not be included in net sale proceeds until and to the extent the promissory notes or other property are actually paid, sold, refinanced or otherwise disposed of. We may receive initial down payments in the year of sale in an amount less than the selling price and subsequent payments may be spread over a number of years. In such event, holders of Common Shares may experience a delay in the distribution of the net proceeds of a sale until such time as the installment payments are received.

We will not make new investments.

In accordance with applicable tax law and our plan of liquidation, as a result of the implementation of the plan of liquidation, we are not permitted to make any new investments other than those required to satisfy existing contractual obligations and commitments, including any capital call requirements and acquisitions or dispositions pursuant to buy-sell provisions under existing venture documentation, pay for required tenant improvements and capital expenditures at our real estate properties, repurchase our existing Common Shares and Senior Notes if we so choose and make protective acquisitions or advances with respect to our existing assets. Accordingly, we will not be able to use our cash to participate in new investments which could generate a greater return to holders of our Common Shares.

We may incur a 100% tax on any prohibited transactions.

Assuming that we remain qualified as a REIT, we will incur a 100% tax on our net income and gain derived from our sale of any property that we are treated as holding primarily for sale to customers in the ordinary course of business. We believe, but cannot assure, that all of our properties are held for investment and that none of the asset sales that we have made and intend to make pursuant to the plan of liquidation should be subject to this tax.

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

Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make unanticipated expenditures that adversely affect our financial condition and liquidating distributions.

All of our properties are required to comply with the Americans with Disabilities Act, which we refer to as the ADA. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to people with disabilities. Although we believe that our properties are in compliance with the ADA, it is possible that we may have to incur additional expenditures which, if substantial, could adversely affect our financial condition and liquidating distributions.

In addition, we are required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by local, state and federal governmental agencies and bodies and become applicable to our properties. We may be required to make substantial capital expenditures to comply with those requirements and these expenditures could have an adverse effect on our financial condition and liquidating distributions.

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

Other than for severe economic conditions or natural forces which may be unanticipated or uncontrollable, the ultimate value of our assets and the results of our operations will depend on the ability of our Advisor and other third parties we retain to operate and manage our assets in a manner sufficient to maintain or increase revenues and control our operating and other expenses in order to generate sufficient cash flows to pay amounts due on our indebtedness and to pay liquidating distributions to our shareholders.

We are dependent on our Advisor and the loss of our Advisor’s key personnel could harm our operations and adversely affect the value of our Common Shares.

We have no paid employees. Our officers are employees of our Advisor. We have no separate facilities and are completely reliant on our Advisor who has significant discretion as to the implementation of our plan of liquidation. We are subject to the risk that our Advisor will terminate its Advisory Agreement with us and that no suitable replacement will be found. Furthermore, we are dependent on the efforts, diligence, skill, network of business contacts and close supervision of all aspects of our business by our Advisor and, in particular, Michael Ashner, Chairman of our Board of Trustees and our chief executive officer, Carolyn Tiffany, our president, as well as our other executive officers. While we believe that we could find replacements for these key personnel, the loss of their services could have a negative impact on our operations and the market price of our shares.

The termination fee and incentive fee payable to our Advisor may be substantial.

Pursuant to the terms of our Advisory Agreement with our Advisor, our Advisor is entitled to receive an incentive fee and, in certain instances, a termination fee equal to 20% of any amounts available for distribution in excess of a threshold amount. The incentive fee is only payable at such time, if at all, (i) when holders of our Common Shares receive aggregate dividends above a threshold amount or (ii) upon termination of our Advisory Agreement if the value of our net assets exceed the threshold amount based on then current market values and appraisals. That is, the incentive fee is not payable annually but only at such time, if at all, as shareholders have received the threshold amount or, if the Advisory Agreement is terminated, the net assets of the Trust exceed the threshold amount. At December 31, 2014, the threshold amount required to be distributed before any incentive fee would be payable to FUR Advisors was approximately $569,963,000 which was equivalent to $15.91 for each of our Common Shares on a fully diluted basis. The threshold amount required to be distributed before any termination fee would be payable to FUR Advisors was approximately $464,982,000 which was equivalent to

$12.98 for each of our Common Shares on a fully diluted basis. At such time as shareholders’ equity in accordance with generally accepted accounting principles exceeds the applicable threshold amount, we will record a liability in our financial statements equal to approximately 20% of the excess of shareholders’ equity in accordance with generally accepted accounting principles and the applicable threshold amount. In determining our estimated net assets in liquidation we have taken into account the termination fee and incentive fee.

Termination of the Advisory Agreement may be costly or not in our best interest.

Termination of the Advisory Agreement either by us without cause or by our Advisor for cause may be costly. Upon termination of the Advisory Agreement, our Advisor would be entitled to the incentive fee that would be paid as if we sold all of our assets for an amount based on appraised valuation of our assets assuming we were then liquidated. In addition, unless the Advisory Agreement is terminated by us for cause or by our Advisor without cause, our Advisor will also be entitled to the termination fee upon the termination of the Advisory Agreement or the liquidation or disposition of all or substantially all of our assets. The amount payable on termination of the Advisory Agreement, or liquidation or disposition, could be substantial which may have a negative effect on the price of our Common Shares. Further, affiliates of our Advisor hold approximately 9.8% of our outstanding Common Shares and serve as our executive officers. Accordingly, if we were inclined to terminate the Advisory Agreement, the ownership position of our Advisor in our Common Shares could result in other adverse effects to us and the price of our Common Shares.

If we transfer our assets to a liquidating trust, interests in the liquidating trust will not be freely transferable nor will the liquidating trust be required to comply with certain filing requirements of the Securities and Exchange Commission.

Interests in the liquidating trust will not be freely transferable except by will, intestate succession or operation of law. Therefore, the recipients of the interests in the liquidating trust will not realize any value from these interests unless and until the trustees of the liquidating trust distribute cash or other assets to them, which will be solely in the discretion of the liquidating trust’s trustees. As compared to the Trust which is required to comply with all of the filing requirements of the Securities and Exchange Commission for publicly traded entities, based on current guidance provide by the Securities and Exchange Commission we anticipate that the liquidating trust will be required to file only annual and current reports with the Securities and Exchange Commission.

Our property in Times Square is in its early stages of development.

The property located at 701 Seventh Ave in Times Square in which we are invested is in its very early stages of development and is uniquely located in Times Square. The construction is not expected to be completed until 2017. We utilized third party and market data, to the extent available, to project the future operations of the property once completed. The estimates of future operations were used by us to estimate the value of the investment at the projected date of the sale. The estimated value of this investment in our Net Assets in Liquidation is dependent upon significant assumptions, including but not limited to, future retail rents, hotel and signage revenues and operating expenses, all of which involve inherent uncertainty given they are related to estimating future events. The actual proceeds from the disposition of this asset may be significantly more or less than the amount included in net assets in liquidation.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

CONSOLIDATED OPERATING PROPERTIES

The following table sets forth a schedule of consolidated operating properties at December 31, 2014. Our portfolio of consolidated properties consists of nine commercial properties consisting of 1,655,000 square feet and four residential apartment complexes consisting of 956 units.

Description and Location	Year Acquired	Trust’s Owner- ship	Rentable Square Feet	(**) % Leased	Major Tenants (Lease / Options Expiration)	Major Tenant Sq. Ft.	($000’s) Depreciated Cost Basis (1)	Cost per Square Foot or Unit	Owner- ship of Land	($000’s) Debt Balance	Debt Maturity & Int Rate (2)
Office
Cerritos, CA	2012	100%	184,000	68%	Sunwest (2018)	37,000	$21,754	118	Fee	$23,000	01/2017 5.07%

Chicago, IL (One East Erie)	2005	100%	126,000	89%	River North Surgery (2023)	15,000	21,126	168	Fee	19,491	03/2016 5.75%

Lisle, IL	2006	100%	169,000	78%	United Healthcare (2015)	41,000	10,064	60	Fee	5,713	10/2015 Libor + 2.5%

Lisle, IL (Marc Realty)	2006	60%	54,000	100%	Ryerson (2018/2023)	54,000	3,582	66	Fee	5,392	03/2017 5.55%

New York, NY (450 West 14th)	2011	(3)	105,000	82%	Alice + Olivia (2021/2031)	27,000	55,708	194	Ground Lease	51,034	05/2016 Libor + 2.5%
					Fast Retailing (2026/2036)	23,000
					Access Industries (2021/2031)	14,000

Orlando, FL	2004	100%	257,000	100%	Siemens Real Estate, Inc. (2017/2042)	257,000	13,094	51	Ground Lease	36,347	07/2017 6.40%

Plantation, FL	2004	100%	120,000	100%	AT&T Service, Inc. (2020/2035)	120,000	10,766	90	Fee	10,550	04/2018 6.48%

Subtotal – Office			1,015,000				$136,094			$151,527

Other
Warehouse
Jacksonville, FL	2004	100%	588,000	100%	Football Fanatics (2015/2024)	561,000	$11,756	20	Fee	$—	N/A
Mixed Use
Churchill, PA	2004	100%	52,000	100%	Westinghouse (2024)	52,000	5,404	104	Fee	4,918	08/2024 3.50%

Subtotal – Other			640,000				$17,160			$4,918

Residential
Houston, TX	2013	84%	396 units	92%	n/a	n/a	103,479	261	Fee	59,524	10/2016 LIBOR + 2.0%
Stamford, CT	2013	84%	92 units	96%	n/a	n/a	77,814	846	Fee	44,923	10/2016 LIBOR + 2.0%
Phoenix, AZ	2013	84%	184 units	95%	n/a	n/a	38,736	211	Fee	22,462	10/2016 LIBOR + 2.0%
Greensboro, NC	2012	100%	284 units	94%	n/a	n/a	17,439	65	Fee	13,600	08/2016 6.22%

Subtotal – Residential			956 units				$237,468			$140,509

Total Consolidated Properties			1,655,000				$390,722			$296,954

(**)	Occupancy rates include all signed leases, including space undergoing tenant improvements.

Notes to Consolidated Operating Properties

(1)	Assets are no longer depreciated under liquidation accounting. Depreciated costs basis represents initial cost, plus improvements, less depreciation through July 31, 2014.

CONSOLIDATED OPERATING PROPERTIES—(Continued)

(2)	The one month LIBOR rate at December 31, 2014 was 0.17125%.
(3)	We hold a preferred equity interest. At December 31, 2014 our effective ownership was 83%.

UNCONSOLIDATED OPERATING PROPERTIES

The following table sets forth a schedule of unconsolidated operating properties at December 31, 2014. Our portfolio of unconsolidated properties was historically accounted for under the equity method of accounting. These properties consist of six commercial properties consisting of 1,537,000 square feet and 29 residential apartment complexes consisting of 5,070 units.

	Year Acquired	Trust’s Ownership	Rentable Square Feet	(**) % Leased	Major Tenants (Lease / Options Expiration)	Major Tenants Sq. Ft.	Ownership of Land	($000’s) Debt Balance (1)	Debt Maturity & Int Rate (2)
Mentor Retail LLC – Equity Investment
39 South State Street Chicago, IL	2012	50%	7,000	100%	American Apparel (2022)	7,000	Fee	$2,497	09/2017 10%

WRT-Elad One South State – Equity Investment
One South State Street
Chicago, IL (Sullivan Center)	2012	38%	944,000	88%	Target (2038 / 2063)	147,000	Fee	$113,500	11/2018 3.95%

					Walgreens (2022/2027)	95,000

					Illinois Dept. of Employment (2019/2024)	243,000

					Art Institute of Chicago (2020/2030)	161,000
701 Seventh WRT Investor LLC – Equity Investment
701 Seventh Avenue New York, NY	2012	81%	Under Development		(4)	—	Fee	$399,873	10/2015 LIBOR + 10.20% (3)

Atrium Mall LLC – Equity Investment
Chicago, IL	2013	50%	71,000	77%	No tenants over 10%	—	Fee	$—

Summit Pointe Apartment LLC – Equity Investment
Oklahoma City, OK	2013	80%	184 units	94%	n/a	n/a	Fee	$9,089	02/2021 5.70%

Irving – Harlem Venture – Equity Investment									8/2015
Norridge, IL	2014	<1%	332,000	99%	Kmart (2017)	116,000	Fee	$42,500	LIBOR + 5.75%

Edens Center Associates – Equity Investment
Wilmette, IL	2014	<1%	183,000	100%	Bed Bath & Beyond	40,000	Fee	$40,000	5/9/2017

					(2020)				LIBOR + 5.15%
					Carsons Furniture	35,000
					(2016)
					Fresh Market (2023)	19,000

(**)	Occupancy rates include all signed leases including space undergoing tenant improvements

(continued on next page)

UNCONSOLIDATED OPERATING PROPERTIES (Continued)

	Year Acquired	Trust’s Ownership	Units	% Leased	Ownership of Land	($000’s) Debt Balance (1)	Debt Maturity & Int Rate (6)	Subordinated Debt ($000’s)	Subodinated Debt Maturity
Vintage Housing Holdings LLC - Equity Investment

Agave Associates Elk Grove, CA	2011	(5)	188	98%	Fee	$14,600	10/2036 SIFMA + 1.22%	$2,500	12/2036 3.50%
Vintage at Bend Bend, OR	2011	(5)	106	97%	Fee	5,395	12/2036 SIFMA + 1.20%
The Bluffs Apartments Reno, NV	2011	(5)	300	95%	Fee	18,000	10/2035 SIFMA + 1.46%	8	7/2033 3%
Bouquet Canyon Seniors Santa Clarita, CA	2011	(5)	264	99%	Fee	10,372	7/2028 6.38%
Vintage at Bremerton Bremerton, WA	2011	(5)	143	94%	Fee	6,200	5/2033 SIFMA + 1.37%
Vintage at Burien Burien, WA	2011	(5)	101	97%	Ground Lease	6,570	1/2038 SIFMA + 1.40%
Vintage at Chehalis Chehalis, WA	2011	(5)	150	98%	Fee	8,190	6/2040 SIFMA + 1.55% (7)
Elk Creek Apartments Sequim, WA	2011	(5)	138	95%	Fee	7,248	11/2039 6.46%
Vintage at Everett Everett, WA	2011	(5)	259	98%	Fee	15,950	1/2038 SIFMA + 1.37%
Falls Creek Apartments Couer d’ Alene, ID	2011	(5)	170	97%	Fee	8,200	12/2040 6.25%
Forest Creek Apartments Spokane, WA	2011	(5)	252	96%	Fee	13,680	6/2040 SIFMA + 1.54%
Hamilton Place Seniors Bellingham, WA	2011	(5)	94	96%	Fee	3,590	7/2033 SIFMA + 1.43%
Heritage Place Apartments St. Ann, MO	2011	(5)	113	92%	Fee	1,683	7/2015 8.37%	473	5/2039 1.0%
Holly Village Apartments Everett, WA	2011	(5)	149	98%	Fee	6,690	7/2032 SIFMA + 1.42%
Larkin Place Apartments Bellingham, WA	2011	(5)	101	93%	Fee	4,825	7/2033 SIFMA + 1.38%
Vintage at Mt. Vernon						930	1/2037 SIFMA + 1.54% (8)
Mt. Vernon, WA	2011	(5)	154	95%	Fee	7,500	SIFMA + 1.54% (9)
Vintage at Napa Napa, CA	2011	(5)	115	98%	Fee	5,745	6/2034 6.24%
Vintage at Richland Richland, WA	2011	(5)	150	96%	Fee	7,535	1/2038 SIFMA + 1.66%
Rosecreek Senior Living Arlington, WA	2011	(5)	100	98%	Fee	3,205	12/2037 SIFMA + 0.34%
Vintage at Sequim Sequim, WA	2011	(5)	118	98%	Fee	6,152	3/2038 SIFMA + 2.28%
Silver Creek Apartments Pasco, WA	2011	(5)	242	96%	Fee	12,570	12/2037 SIFMA + 1.60%
Vintage at Silverdale Silverdale, WA	2011	(5)	240	96%	Fee	14,880	9/2039 SIFMA + 2.74% (10)
Vintage at Spokane Spokane, WA	2011	(5)	287	96%	Fee	16,295	8/2040 SIFMA + 1.34%
Seven Hills/ St Rose Henderson, NV	2011	(5)	244	99%	Fee	14,770	10/2035 SIFMA + 1.28%	300	10/2056 0%
Twin Ponds Apartments Arlington, WA	2011	(5)	134	96%	Fee	5,515 1,056	1/2038 SIFMA + 1.38% 6.20%

UNCONSOLIDATED OPERATING PROPERTIES (Continued)

	Year Acquired	Trust’s Ownership	Units	% Leased	Ownership of Land	($000’s) Debt Balance (1)	Debt Maturity & Int Rate (6)	Subordinated Debt ($000’s)	Subordinated Debt Maturity
Vintage at Vancouver Vancouver, WA	2011	(5)	154	96%	Fee	7,725 424	3/2036 SIFMA + 2.05% 8.12%
Vista Sonoma Seniors Apts Santa Rosa, CA	2011	(5)	189	98%	Fee	9,489	1/2032 6.562%
Vintage at Tacoma	2012	(5)	231	95%	Fee	17,800	7/2029 4.75%

Total – Vintage Properties			4,886	units		$262,784		$3,281

Notes to Unconsolidated Operating Properties Table

(1)	Debt balance shown represents the property level debt encumbering the properties.
(2)	The one month LIBOR rate at December 31, 2014 was 0.17125%.
(3)	There is a LIBOR floor of 1%.
(4)	There are no major tenants as the property is currently in development.
(5)	The Vintage equity investment represents a 75% interest in Vintage Housing Holdings LLC, an entity which owns the general partnership interests in the properties listed above.
(6)	SIFMA = Securities Industry and Financial Markets Association Municipal Swap Index. The one-month SIFMA rate at November 30, 2014 was 0.04%. Each of the Vintage floating rate debt instruments is subject to an interest rate cap ranging from 5.50% to 8.25%.
(7)	An interest rate swap agreement with a notional amount of $7,733 effectively converts the interest rate to a fixed rate of 4.76%.
(8)	An interest rate swap agreement with a notional amount of $7,500 effectively converts the interest rate to a fixed rate of 5.31%.
(9)	An interest rate swap agreement with a notional amount of $783 effectively converts the interest rate to a fixed rate of 6.86%.
(10)	An interest rate swap agreement with a notional amount of $13,995 effectively converts the interest rate to a fixed rate of 5.72%.

LEASE EXPIRATIONS

The following tables set forth a schedule of lease expirations at our consolidated and unconsolidated commercial properties respectively, with respect to leases in place at December 31, 2014 for each of the next ten years and thereafter (assuming that no tenants exercise renewals or cancellation options and that there are no tenant bankruptcies or other tenant defaults). Annual contractual rent under expiring leases represents base rent charges for the year ended December 31, 2014 and does not reflect any straight-line rent adjustments or expense reimbursements. The average annualized revenue per square foot as of December 31, 2014 was $30.49 for consolidated multi-tenant operating properties and $7.37 for consolidated single tenant operating properties. Annualized revenue represents contractual base rent for the year ended December 31, 2014.

Year of Lease Expirations	Number of Expiring Leases	Net Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases (%)	Annual Contractual Rent Under Expiring Leases ($)	Annual Rent Per Leased Square Foot of Expiring Leases ($)
Consolidated Multi Tenant

Operating Properties:
2015	14	77,000	17%	$1,078,000	$14.00
2016	8	26,000	5%	549,000	21.12
2017	8	59,000	13%	1,091,000	18.49
2018	13	86,000	19%	1,992,000	23.16
2019	8	33,000	7%	932,000	28.24
2020	4	8,000	2%	110,000	13.75
2021	2	4,000	1%	67,000	16.75
2022	9	99,000	22%	4,961,000	50.11
2023	4	31,000	7%	1,278,000	41.23
2024	2	4,000	1%	89,000	22.25
2025 and thereafter	4	27,000	6%	1,694,000	62.74

			100%

Consolidated Single Tenant

Operating Properties:
2015	1	561,000	52%	958,000	1.71
2016	1	27,000	3%	126,000	4.67
2017	1	257,000	24%	3,671,000	14.28
2018	1	54,000	5%	918,000	17.00
2019	—	—	—	—	—
2020	1	120,000	11%	1,447,000	12.06
2021	—	—	—	—	—
2022	—	—	—	—	—
2023	—	—	—	—	—
2024	1	52,000	5%	778,000	14.96
2025 and thereafter	—	—	—	—	—

			100%

Unconsolidated

Operating Properties:
2015	15	38,000	3%	963,000	25.14
2016	8	60,000	4%	1,592,000	26.53
2017	13	168,000	12%	2,241,000	13.38
2018	10	54,000	4%	1,457,000	27.12
2019	12	372,000	26%	8,949,000	24.06
2020	6	204,000	15%	4,598,000	22.51
2021	6	62,000	4%	1,021,000	16.49
2022	10	198,000	14%	4,743,000	23.90
2023	4	28,000	2%	1,108,000	40.20
2024	6	12,000	1%	196,000	16.06
2025 and thereafter	12	210,000	15%	6,061,000	28.84

			100%

TENANT DIVERSIFICATION

The following table sets forth information regarding the leases with respect to the five largest tenants in our consolidated properties portfolio, based on the amount of square footage leased by our tenants at December 31, 2014.

Tenant	Property	Remaining Lease Term in Months	Total Leased Square Fee	Percentage of Aggregate Portfolio Leased Square Feet (%) (1)	Percentage of Aggregate Portfolio Annual Rent (%) (2)
Football Fanatics, Inc.	Jacksonville, FL	7	561,000	36.8%	2.6%
Siemens Real Estate, Inc.	Orlando, FL	36	257,000	16.8%	9.9%
Bell South Communications	Plantation, FL	63	120,000	7.9%	3.9%
Ryerson, Inc.	Lisle, IL	40	54,000	3.5%	2.5%
Westinghouse Electric Co., LLC	Churchill, PA	117	52,000	3.4%	2.1%

(1)	Represents percentage of square footage leased excluding month to month leases.
(2)	Represents base rent plus straight line rent adjustments.

GROUND LEASES

On certain of our properties we own the improvements and lease the land underlying the improvements pursuant to ground leases.

The following table sets forth the terms of the ground leases:

Property Location	Current Term Expiration	Renewal Terms	Lease Term Rents Per Annum

Orlando, FL	12/31/17	Five, 5-year renewal options (Extended term 2037)	Ground lease calls for $2/yr. of rent through the current term and then fair market value for each successive renewal period. (1)

450 West 14th Street New York, NY	05/31/53	None	Ground lease calls for $118,483/month plus increases of 3% per annum each June as well as $100,000 increases per annum on November 1, 2015 and 2017.

Atrium Mall Chicago, IL	09/19/19	Five, 5-year renewal options (Extended term 2044)	Ground lease calls for rent of $36,648/month plus 50% of excess cash flow as defined in the lease. (2)

(1)	The lease requires the tenant to perform all covenants under the ground lease including the payment of ground rent. All extensions are at our option.
(2)	All extensions are at our option. Landlord has right to terminate lease September 19, 2034.

MORTGAGE LOANS

Information pertaining to the terms of the first mortgages for each of the properties is included in the table at the beginning of Item 2 – Properties.

ITEM 3 – LEGAL PROCEEDINGS

The Trust is involved from time to time in litigation on various matters, including disputes with tenants and disputes arising out of agreements to purchase or sell properties. Given the nature of the Trust’s business activities, these lawsuits are considered routine to the conduct of its business. The Trust does not expect that the liabilities, if any, that may ultimately result from such legal actions will have a material adverse affect on the consolidated financial position, results of operations or cash flows of the Trust. As of December 31, 2014, the Trust was not involved in any material litigation.

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

	High	Low
Year Ended December 31, 2013:
First quarter	$12.80	$11.04
Second quarter	13.29	11.40
Third quarter	13.66	11.07
Fourth quarter	12.02	10.77
Year Ended December 31, 2014:
First Quarter	$12.19	$10.81
Second Quarter	15.50	11.01
Third Quarter	15.58	14.53
Fourth Quarter	18.23	14.90

Holders

As of December 31, 2014 there were 569 record holders of our Common Shares. This does not include beneficial owners for whom Cede & Co. or others act as nominee.

Dividends

In order to retain REIT status, and thus avoid paying federal corporate tax, we are required by the Code to distribute at least 90% of our REIT taxable income. We declared dividends of $0.1625 per Common Share in each of the first and second quarters of 2014 and for each quarter in 2013. In the fourth quarter of 2014 we declared a liquidating distribution of $2.25 per Common Share.

Pursuant to the terms of our Series D Preferred Shares, we were required to pay quarterly dividends of $0.578125 per Series D Preferred Share. We made the quarterly dividend payment of $0.578125 per Series D Preferred Share for each of the first and second quarters of 2014 and for each quarter in 2013. On September 15, 2014 we made the full liquidating distribution on our Series D Preferred Shares of $25.4815 per share, which amount consisted of the $25.00 liquidating preference plus accrued and unpaid dividends to, but excluding, the date of payment.

As a result of the adoption of the plan of liquidation, as required by the terms of our Series D Preferred Shares, dividends on our Common Shares were suspended until the liquidation preference on our Series D Preferred Shares was satisfied. As noted above, the liquidation preference on our Series D Preferred Shares was satisfied on September 15, 2014. Accordingly, we are no longer restricted by the terms of the Series D Preferred Shares from paying dividends on our Common Shares. It is our Board of Trustees’ present expectation that liquidating distributions will be paid no less frequently than semi-annually beginning with the distribution paid January 15, 2015. However, the actual amount and timing of, and record date for, dividends on our Common Shares will be determined by our Board of Trustees and will depend upon the timing and proceeds of the sale of our assets and the amounts deemed necessary by our Board of Trustees to pay or provide for our liabilities and obligations and REIT requirements. Any such dividends on the Common Shares will be deemed a return of capital until the applicable holder has received dividends totaling its cost basis. The actual cash flow available to pay dividends will be affected by a number of factors, including, among others, the risks discussed under “Risk Factors” in Part I, Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report.

We do not believe that the financial covenants contained in our loan agreements will have any adverse impact on our ability to pay dividends to our common shareholders or to distribute amounts necessary to maintain our qualifications as a REIT.

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

	Seven Months Ended July 31, 2014	Years Ended December 31,
Operating Results		2013	2012	2011	2010
(in thousands, except per share data)
Revenue	$46,313	$51,865	$33,930	$26,688	$26,270

Income from continuing operations (1)	1,246	$20,006	$23,646	$11,441	$19,211
Income (loss) from discontinued operations (2)	11,235	8,772	985	(508)	(2,734)

Net income attributable to Winthrop Realty Trust	12,481	28,778	24,631	10,933	16,477
Preferred dividends	(6,502)	(11,146)	(9,285)	(924)	(288)
Amount allocated to Restricted Common Shares	(192)	(307)	—	—	—

Net income attributable to Common Shares	$5,787	$17,325	$15,346	$10,009	$16,189

Per Common Share
Income (loss) from continuing operations, basic	(0.15)	$0.25	$0.43	$0.34	$0.84
Income (loss) from discontinued operations, basic (2)	0.31	0.26	0.03	(0.02)	(0.12)

Net income attributable to Common Shares, basic	$0.16	$0.51	$0.46	$0.32	$0.72

Income (loss) from continuing operations, diluted	$(0.15)	$0.25	$0.43	$0.34	$0.84
Income (loss) from discontinued operations, diluted	0.31	0.26	0.03	(0.02)	(0.12)

Net income attributable to Common Shares, diluted	$0.16	$0.51	$0.46	$0.32	$0.72

Cash dividends declared per Common Share	$0.325	$0.65	$0.65	$0.65	$0.65

Balance Sheet Data:	As of December 31,
(in thousands)	2014 (3)	2013	2012	2011	2010
Total Assets	$1,136,261	$1,132,324	$923,163	$733,933	$610,128

Total Debt	$368,219	$562,075	$421,422	$300,090	$277,193

Non-Controlling redeemable preferred interest	$—	$—	$—	$—	$3,221

Series D Cumulative Redeemable Preferred Shares	$—	$120,500	$120,500	$40,000	$—

Total Shareholders’ Equity	$—	$480,874	$454,510	$387,802	$295,771

Liability for non-controlling interest	$46,564	$—	$—	$—	$—

Liability for estimated costs in excess of estimated receipts during liquidation	$31,253	$—	$—	$—	$—

Dividends payable	$82,353	$6,099	$5,366	$5,369	$4,431

Net assets in liquidation	$594,704	$—	$—	$—	$—

(1)	Income from continuing operations, including per share data, are net of non-controlling interests.
(2)

The results of the Athens, Georgia and Sherman, Texas properties were classified as discontinued operations for 2010. The results of the Lafayette, Louisiana; Knoxville, Tennessee and St. Louis, Missouri properties were classified as discontinued operations for 2010 and 2011. The results of the Indianapolis, Indiana and Memphis, Tennessee properties were classified as discontinued operations for 2010 through 2012. The results of the Andover, Massachusetts; Denton, Texas and Seabrook, Texas properties were classified as discontinued operation for 2010 through 2013. The results of the Deer Valley, Arizona; Meriden, Connecticut; Englewood, Colorado; Chicago, Illinois (River City); Lisle, Illinois (701 Arboretum); Louisville, Kentucky and Amherst, New York properties were classified as discontinued operations for 2010 through 2014.
(3)	Amounts at December 31, 2014 are on the liquidation basis of accounting.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “estimates,” “expects,” “anticipates,” “intends,” “plans,” “would,” “may” or similar expressions in this Annual Report on Form 10-K. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, but are not limited to, those set forth under “Forward Looking Statements” and “Item 1A – Risk Factors,” as well as our other filings with the SEC. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on forward-looking statements, which are based on information, judgments and estimates at the time they are made, to anticipate future results or trends.

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

Overview

On April 28, 2014 our Board of Trustees adopted a plan of liquidation. The plan, which provides for an orderly liquidation of our assets, was approved by holders of a majority of our common shares of beneficial interest (“Common Shares”) at a special meeting of shareholders on August 5, 2014. As a result of the approval of the plan of liquidation, we are not permitted to make any new investments other than to make protective acquisitions or advances with respect to our existing assets. We will, however, be able to satisfy any existing contractual obligations including any capital call requirements and acquisitions or dispositions pursuant to buy-sell provisions under existing joint venture documentation, pay for required tenant improvements and capital expenditures at our real estate properties and repurchase our existing Common Shares and 7.75% Senior Notes (“Senior Notes”). In addition, we will be able to invest our cash reserves in short-term U.S. Treasuries or other short-term obligations.

We are a diversified REIT, and prior to the adoption of the plan of liquidation, we operated in three strategic segments: (i) operating properties; (ii) loan assets; and (iii) REIT securities. As value investors we focused and aggressively pursued our investment activity in the segment we believed would generate the greater overall return to us given market conditions at the time. Under the plan of liquidation, our focus is on selling our assets in a manner that maximizes the return to our Common Shareholders. We will continue to actively manage our remaining assets throughout the liquidation process.

Under the plan of liquidation, we will seek to sell all of our assets with a view towards completing the liquidation by no later than August 5, 2016. In order to comply with applicable tax laws, any of our assets not sold by such date will be distributed into a liquidating trust. If we transfer our assets to a liquidating trust, our Common Shareholders will receive beneficial interest in the liquidating trust equivalent to those held in the Trust, which beneficial interests will generally not be transferrable.

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

Although we expect that our Common Shares will continue to be traded on the New York Stock Exchange until our assets are either disposed of or transferred to a liquidating trust, under New York Stock Exchange rules it is possible that as we sell our assets we may not meet the listing standards of the New York Stock Exchange. If this occurs, our Common Shares could be delisted.

During 2014 we (i) sold 19 operating properties for aggregate gross proceeds of $255,489,000 and six loan assets for aggregate proceeds of $47,867,000; (ii) received $47,268,000 in loan repayments; and (iii) invested $16,000,000 in new operating property and loan assets and $69,179,000 in existing operating property and loan assets. The investment in new assets occurred prior to the adoption of the plan of liquidation by the Board of Trustees. Investments in existing assets was primarily funding of previous commitments such as the $53,187,000 of additional capital contributions to our 701 Seventh Avenue venture or to strengthen our position in ventures as demonstrated by our additional $15,992,000 investment in our Playa Vista loan asset.

In addition, on September 15, 2014 we paid the full liquidating distribution of $122,821,000 ($25.4815 per Series D Preferred Share) required on our Series D Preferred Shares. Accordingly, the holders of the Series D Preferred Shares are no longer entitled to receive any amounts from us on account of the Series D Preferred Shares.

At December 31, 2014 we held 13 consolidated operating properties, 12 equity investments, five loans receivable, one secured financing receivable and one loan security.

Acquisition Activity

Playa Vista – On January 10, 2014 the mezzanine loan agreement was amended to increase the principal balance by up to $4,000,000 and to increase the interest rate by 1.5% to a rate of 16.25% per annum. Our share of the increased loan amount was up to $2,000,000 of which $1,992,000 was funded. On July 7, 2014 we acquired for $14,000,000 the additional 50% interest in the Playa Vista loan. We also paid $108,000 for the prorated share of interest accrued through June 30, 2014. The purchase price represented a premium of approximately $762,000 over the face of the loan inclusive of interest through June 30, 2014. The loan was satisfied on December 9, 2014. See “Disposition Activity – Playa Vista” below.

Norridge equity acquisition – On March 5, 2014, in connection with the Edens Plaza and Norridge Commons loan origination discussed below, we acquired for $250,000 all of the issued and outstanding shares of Harlem Properties, Inc. (“Harlem”). Harlem is the entity that ultimately controls the entity that owns Norridge Commons, a retail shopping center located in Norridge, Illinois (the “Norridge Property”). We, through our ownership of Harlem, have an effective 0.375% interest in the property and control the business of the entity and all decisions affecting the entity, its policy and its management.

Edens – equity acquisition – On March 5, 2014, in connection with the Edens Plaza and Norridge Commons loan origination discussed below, we acquired for $250,000 all of the issued and outstanding shares of Edens Properties, Inc. (“Edens”). Edens is a co-general partner of a limited partnership that is a general partner of Edens Center Associates, a retail shopping center located outside of Chicago, Illinois (the “Edens Property”).

Edens Center and Norridge Commons – loan origination – On March 5, 2014 we originated a $15,500,000 mezzanine loan to an affiliate of our venture partner in both the Sullivan Center and Mentor Retail LLC ventures (“Freed Management”) secured by a majority of the limited partnership interests in entities that hold a majority interest in the Edens Property and the Norridge Property. The loan bears interest at LIBOR plus 12% per annum (increasing by 100 basis points in each extended term), requires payments of current interest at a rate of 10% per annum (increasing by 50 basis points each year) and has a three-year term, subject to two, one-year extensions.

Upon satisfaction of the loan, we will be entitled to a participation interest equal to the greater of (i) a 14.5% internal rate of return (“IRR”) (increasing to 15.5% IRR after the initial term) and (ii) 30% (increasing to 40% after the initial term and 50% after the first extended term) of the value of the properties in excess of $115,000,000. As additional collateral for the loan, Freed Management pledged to us its ownership interest in our Sullivan Center and Mentor Retail LLC ventures.

Disposition Activity

Loan portfolio – sale of interest – In February 2014 we sold our interests in the loans secured directly or indirectly by Hotel Wales, Wellington Tower, 500-512 Seventh Avenue, Legacy Orchard and San Marbeya for an aggregate sales price of $42,900,000. The selling price is net of the secured financings on the Hotel Wales and San Marbeya loans which totaled $29,150,000. In connection with the sale, we retained an interest only participation in each of the Legacy Orchard and Hotel Wales loans entitling us to interest at 2.5% per annum on the principal amount of the Legacy Orchard loan and 0.5% per annum on the principal amount of the Hotel Wales loan. No gain or loss was recognized on the sale of the loans.

Newbury Apartments – property sale – On February 26, 2014 we sold our interest in the Newbury Apartments property located in Meriden, Connecticut to an independent third party for gross sale proceeds of $27,500,000. After costs, pro-rations and the transfer of the debt, we received net proceeds of approximately $5,106,000 and recorded a gain of $4,422,000 on the sale of the property which is included in income from discontinued operations.

Marc Realty – sale of interest – On March 5, 2014 we sold to Marc Realty, our venture partner, our equity investments in High Point Plaza LLC, 1701 Woodfield LLC and Enterprise Center LLC and our interest in the River City, Chicago, Illinois property for gross sale proceeds of $6,000,000. We received $1,500,000 in cash and a note receivable for the remaining $4,500,000. The note bore interest at a rate of 6% per annum, increasing to 7% per annum on the first anniversary and to 8% on the second anniversary. The note required monthly payments of interest only and was scheduled to mature on March 1, 2017. The note was repaid in full during June 2014. We recorded a $3,000 gain on the sale of our interest in River City which is included in income from discontinued operations. We recorded a $69,000 gain on sale of the three equity investments which is included in equity in income of equity investments.

We also granted Marc Realty an option exercisable prior to March 1, 2016 to acquire our equity investment in Brooks Building LLC. Marc Realty exercised its option and acquired our interest in Brooks Building LLC on September 8, 2014. The liquidation value of the investment was $5,770,000 at August 1, 2014, and we received net proceeds of $5,770,000 on the sale.

Queensridge – loan satisfaction – During the quarter ended March 31, 2014 several of the condominium units collateralizing the Queensridge loan receivable were sold resulting in principal payments to us of approximately $2,908,000. As a result of the payments, the outstanding principal balance on the Queensridge loan has been fully satisfied. In addition, we received an exit fee of $1,787,000 in connection with the early satisfaction of the loan which is classified as interest income.

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

Amherst – property sale – On June 25, 2014 we sold our wholly-owned office property located in Amherst, New York to an independent third party for gross sale proceeds of $24,500,000. After costs, pro-rations and a reserve holdback we received net proceeds of approximately $21,226,000 on the sale of the property. Upon completion of the parking area for the office property we received $2,449,000 from the reserve holdback which resulted in aggregate net proceeds of approximately $23,675,000. We recorded a gain of $946,000 on the sale of the property which is included in income from discontinued operations.

Wateridge – sale of interest – On August 6, 2014 we sold our interest in the WRT-Fenway Wateridge venture to our venture partner for approximately $2,383,000 which equaled our liquidation value at August 1, 2014.

Stamford – loan satisfaction – On August 6, 2014 our venture which held the mezzanine loan secured by seven office properties in Stamford, Connecticut received payment in full on the loan. We received net proceeds, inclusive of accrued interest, of $9,450,000 in connection with the payoff which equaled our liquidation value at August 1, 2014.

Shops at Wailea – loan satisfaction – On August 7, 2014 we received $7,556,000, inclusive of accrued interest, in full repayment at par of our loan receivable collateralized by the Shops at Wailea. The liquidation value of this investment was $7,516,000 at August 1, 2014.

5400 Westheimer – sale of interest – On October 1, 2014 we received $1,033,000 in full repayment of the note due from our venture that owns the property located at 5400 Westheimer Court, Houston, Texas. On October 15, 2014 we sold our interest in this venture to one of the venture partners for approximately $9,690,000. The liquidation value of this investment, including the note and our interest in the venture, was $10,777,000 at August 1, 2014.

Waterford Place Apartments – property sale – On October 16, 2014 we sold our Waterford Place apartment building in Memphis, Tennessee to an independent third party for gross proceeds of $28,160,000 which equaled our liquidation value at August 1, 2014. After satisfaction of the debt and payment of closing costs, we received net proceeds of approximately $15,290,000.

Kroger-Atlanta – property sale – On October 20, 2014 we sold our retail property located in Atlanta, Georgia for gross proceeds of $1,500,000 and received net proceeds of approximately $1,464,000. The liquidation value of this property was $2,000,000 at August 1, 2014.

Kroger-Greensboro – property sale – On October 20, 2014 we sold our retail property located in Greensboro, North Carolina for gross proceeds of $1,750,000 and received net proceeds of approximately $1,709,000. The liquidation value of this property was $2,500,000 at August 1, 2014.

Pinnacle II – loan sale – On October 22, 2014 we sold our B-Note receivable which had an outstanding balance of $5,017,000 for net proceeds of approximately $4,967,000. The liquidation value of this investment was $4,989,00 at August 1, 2014.

San Pedro – property sale – On October 24, 2014 the venture in which we hold an 83.7% interest sold its apartment building located in San Pedro, California for gross proceeds of $23,800,000 which equaled our liquidation value at August 1, 2014. The entire net proceeds of approximately $23,090,000 were used to pay down the $150,000,000 loan collateralized by the four properties in the venture.

Kroger-Louisville – property sale – On November 25, 2014, we sold our retail property located in Louisville, Kentucky for gross proceeds of $2,500,000 and received net proceeds of approximately $2,334,000. The liquidation value of this property was $2,500,000 at August 1, 2014.

1515 Market – property sale – On December 2, 2014, we sold our office property located at 1515 Market Street, Philadelphia, Pennsylvania for gross proceeds of $82,345,000 and received net proceeds of approximately $40,304,000 after satisfaction of the third party mortgage debt, closing costs and pro rations. The liquidation value of this property was $81,314,000 at August 1, 2014.

Playa Vista – loan satisfaction – On December 9, 2014 we received repayment in full on our $27,394,000 loan receivable collateralized by the office complex in Playa Vista, California. In addition, we received $6,565,000 in exchange for our equity participation interest in the underlying collateral resulting in total proceeds of $33,959,000. The liquidation value of this investment, including the loan receivable and equity participation, was $29,369,000 at August 1, 2014.

Burlington – property sale – On December 23, 2014, we sold our office property located in South Burlington, Vermont for gross proceeds of $2,850,000 and received net proceeds of approximately $2,475,000. The liquidation value of this property was $3,225,000 at August 1, 2014.

Sealy Northwest Atlanta – sale of interest – On December 23, 2014, we sold to Sealy, our venture partner, our interest in Sealy Northwest Atlanta for total proceeds of $5,641,000. The liquidation value of this investment was $5,692,000 at August 1, 2014.

Consolidated Operating Properties

As of December 31, 2014 our consolidated properties were approximately 92% leased compared to approximately 94% leased at December 31, 2013 (as adjusted for properties sold during 2014). At December 31, 2014 we did not have any tenants who represented 10% or more of our annualized base rental revenue or our total revenue.

Liquidity and Capital Resources

At December 31, 2014, we held $127,583,000 in unrestricted cash and cash equivalents. Our total assets and net assets in liquidation were $1,136,261,000 and $594,704,000, respectively at December 31, 2014. Our ability to meet our obligations is contingent upon the disposition of our assets in accordance with our plan of liquidation. We estimate that the proceeds from the sale of assets pursuant to the plan of liquidation will be adequate to pay our obligations, however, we cannot provide any assurance as to the prices or net proceeds we will receive from the disposition of our assets.

We believe that cash flow from operations along with sale proceeds will continue to provide adequate capital to fund our operating and administrative and other expenses incurred during liquidation as well as debt service obligations in the short term. As a REIT, we must distribute annually at least 90% of our REIT taxable income.

Our primary sources of funds include:

•	cash and cash equivalents;

•	rents and reimbursements received from our operating properties;

•	payments received under our loan assets;

•	sale of existing assets; and

•	cash distributions from joint ventures.

Debt Maturities

At December 31, 2014, our statement of net assets contains mortgage loans payable of $296,954,000. We have $5,713,000 of mortgage debt maturing in 2015, $211,034,000 maturing in 2016 and $64,739,000 maturing in 2017 with the remainder maturing in 2018 or later. Our Senior Notes, which have an outstanding balance of $71,265,000 at December 31, 2014, mature on August 15, 2022 but are callable by us beginning August 15, 2015. We continually evaluate our debt maturities and based on our current assessment, we believe that, to the extent we are unable to sell an asset prior to a loan’s maturity, there are viable financing and refinancing alternatives for debts as they mature that will not materially adversely impact our liquidity or our expected financial results.

Net Loss Carry Forwards

At December 31, 2013, we had a net operating loss carry forward of approximately $9,077,000 which expire between in 2023 and 2033. We do not anticipate having to utilize any of the net operating loss carry forward to offset 2014 taxable income as a result of the dividends paid deduction. The utilization of a majority of our net operating loss carry forward will limit our ability to shelter taxable income in the future which may require us to distribute funds and reduce cash available for reinvestment on a going forward basis. We had capital loss carry forwards of $12,391,000 at December 31, 2013 which expire from 2014 through 2015. We anticipate utilizing all of the capital loss carry forward to offset 2014 capital gains.

Cash Flows

Our liquidity based upon cash and cash equivalents increased by approximately $15,071,000 from $112,512,000 at December 31, 2013 to $127,583,000 at December 31, 2014.

The common shareholders approved a plan of liquidation on August 5, 2014 and we adopted the liquidation basis of accounting effective August 1, 2014. We did not make any acquisitions in new investments between August 1, 2014 and December 31, 2014 and, as a result of the adoption of the plan of liquidation, no further acquisitions are expected.

Our primary sources of non-operating cash flow from August 1, 2014 through December 31, 2014 include the following:

•	$40,304,000 of net proceeds from the sale of our 1515 Market Street property located in Philadelphia, Pennsylvania;

•	$33,959,000 of net proceeds from the payoff at par of our Playa Vista loan receivable, inclusive of $6,565,000 we received in exchange for our equity participation in the loan;

•	$15,290,000 of net proceeds from the sale of our Waterford Place Apartments property;

•	$13,794,000 of net proceeds from the sale of our Brooks Building LLC, WRT-Fenway Wateridge LLC, and Sealy Northwest Atlanta equity investments;

•	$9,690,000 of net proceeds from the sale of our interest in 5400 Westheimer LLC;

•	$9,450,000 of distributions from our WRT-Stamford LLC equity investment;

•	$7,516,000 of net proceeds from the payoff at par of our Shops at Wailea loan receivable;

•	$5,507,000 of net proceeds from the sale of our three retail properties which were leased to Kroger and were located in Atlanta, Georgia; Louisville, Kentucky and Greensboro, North Carolina;

•	$4,967,000 of net proceeds from the sale of our Pinnacle II loan receivable; and

•	$2,475,000 of net proceeds from the sale of our South Burlington, Vermont property.

Our primary non-operating uses of cash flow from August 1, 2014 through December 31, 2014 include the following:

•	$122,821,000 for payment of the full liquidating distribution (inclusive of accrued and unpaid dividends) on our Series D Preferred Shares;

•	$7,861,000 for additional contributions to our 701 Seventh Avenue equity investment; and

•	$3,955,000 for the repurchase of our Senior Notes in open market transactions.

Future Cash Commitments

Future Funding Requirements

We have future funding requirements relating to our 701 Seventh Avenue investment which total approximately $18,376,000 at December 31, 2014.

Common and Preferred Share Dividends

For each of the three months ended March 31, 2014 and June 30, 2014, we paid a regular quarterly dividend of $0.1625 per Common Share and a regular quarterly dividend of $0.578125 per Series D Preferred Share.

As a result of the adoption of the plan of liquidation, as required by the terms of our Series D Preferred Shares, dividends on our Common Shares were suspended until the liquidation preference on our Series D Preferred Shares was satisfied. As noted above, the liquidation preference on our Series D Preferred Shares was satisfied on September 15, 2014. Accordingly, we are no longer restricted by the terms of Series D Preferred Shares from paying dividends on our Common Shares. It is our Board of Trustees’ present expectation that liquidating distributions will be paid no less frequently than semi-annually beginning in 2015. However, the actual amount and timing of, and record dates for, dividends on our Common Shares will be determined by our Board of Trustees and will depend upon the timing and proceeds of the sale of our assets and the amounts deemed necessary by our Board of Trustees to pay or provide for our liabilities and obligations and REIT requirements. Any such dividends on the Common Shares will be deemed a return of capital until the applicable holder has received dividends totaling its cost basis. On December 15, 2014 the Board of Trustees declared a liquidating distribution of $2.25 per Common Share which was paid on January 15, 2015 to common shareholders of record on January 5, 2015.

Contractual Obligations

The following table summarizes our payment obligations under contractual obligations, including all fixed and variable rate debt obligations, except as otherwise noted, as of December 31, 2014 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Mortgage loans payable (principal and interest) (1)	$321,343	$19,139	$286,476	$10,924	$4,804
Senior notes payable (principal and interest)	113,378	5,523	11,046	11,046	85,763
Ground lease obligations (2)	114,129	1,463	3,248	3,635	105,783
Advisors’ fee (3)	19,911	6,671	13,240	—	—

	$568,761	$32,796	$314,010	$25,605	$196,350

(1)	Does not reflect financing activity subsequent to December 31, 2014.
(2)	This obligation relates to the ground lease at our property located at 450 West 14th Street, New York, New York which expires May 31, 2053. In addition, our property located in Orlando, Florida is subject to a ground lease which calls for rent of $2.00 per year which is paid by the building tenant.
(3)	Advisor’s fee based upon the terms of the Advisory Agreement with our external advisor, effective January 1, 2015, with no effect given to any equity that may be repurchased after December 31, 2014. No amounts have been included for subsequent renewal periods of the Advisory Agreement, termination fee payments or incentive fee payments.

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

Our debt instruments, consisting of mortgage loans secured by our operating properties (which are generally non-recourse to us), contain customary covenants requiring us to maintain insurance. Although we believe that we have adequate insurance coverage under these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future. Further, if lenders insist on greater coverage than we are able to obtain at reasonable costs, it could adversely affect our ability to finance and/or refinance our properties.

Comparability of Financial Data from Period to Period

Under going concern accounting, the comparability of financial data from period to period was affected by several items including (i) the timing of our acquisitions and leasing activities; (ii) the purchases and sales of assets and investments; (iii) when material other-than-temporary impairment charges on assets in our portfolio are taken; (iv) fluctuations in the fair value of our securities and loan securities carried at fair value; and (v) the reclassification of assets.

In light of the adoption of liquidation basis accounting as of August 1, 2014, the results of operations for the current year period is not comparable to the prior year period. In addition, prior to the adoption of the plan of liquidation, we were engaged in the business of owning real property and real estate related assets which we categorized into three reportable segments: (i) operating properties, (ii) loan assets and (iii) REIT securities. Subsequent to the adoption of the plan of liquidation, we no longer classify our assets in these separate segments to make operating decisions or assess performance. Accordingly, we have only one reporting and operating segment subsequent to July 31, 2014. Changes in the liquidation values of our assets are discussed below under Changes in Net Assets in Liquidation.

The comparability of financial results for the years presented under going concern accounting were impacted by other-than-temporary impairment charges on our equity investments recognized in 2013, property impairments recognized in 2012, the addition of five operating properties in 2013 and three operating properties in 2012, the acquisition of several loan assets in 2012, the divestiture of our REIT securities in 2013 and 2012, the sale of five consolidated operating properties in 2013 and the sale of several of our Marc Realty equity investments in 2012. A discussion of the comparable periods presented under going concern accounting is below under Results of Operations.

Changes in Net Assets in Liquidation

Period from August 1, 2014 through December 31, 2014

Net assets in liquidation decreased by $192,211,000 during the period August 1, 2014 through December 31, 2014. The primary reasons for decline were as follows:

•	$121,890,000 in liquidating distributions on our Series D Preferred Shares;

•	$81,959,000 in accrued liquidating distributions on our Common Shares;

•	a $7,376,000 decrease in expected cash flows due primarily to changes in the expected hold periods of certain investments in real estate;

•	a $2,676,000 decrease in the liquidation value of our Vintage Housing Holdings investment due to a shorter estimated holding period;

•	a $1,625,000 decrease in the liquidation value of our investments in real estate as a result of changes in lease up assumptions on three properties which were sold in 2014; and

•	a $477,000 decrease in the liquidation value of an investment in real estate as a result of a purchase and sale agreement entered into in February 2015.

Partially offset by:

•	a $9,993,000 increase in the liquidation value of our investment in Concord Debt Holdings due to an increase in the proceeds expected to be received from the underlying investments;

•	a $8,701,000 increase in the liquidation value of our investment in CDH CDO LLC as a result of an increase in the proceeds expected to be received from the underlying investments;

•	$4,098,000 of cash received in excess of the liquidation value of our Playa Vista loan receivable due to the borrower’s prepayment of the loan and satisfaction of the participation interest for an amount that exceeded our estimate at August 1, 2014; and

•	a $1,000,000 increase in the estimated value of the equity participation in our Edens Plaza and Norridge Commons loan receivable as a result of the sale of the Norridge Commons property in February 2015 for a price that exceeded our initial estimates.

Our remaining assets continue to perform in a manner that is relatively consistent with prior reporting periods. We have experienced no significant changes in occupancy or rental rates and our loan assets continue to perform in accordance with their terms. With regard to our development property at 701 Seventh Ave in Times Square, our joint venture has received the permits necessary to commence construction. Demolition of the existing structure is underway and construction is estimated to be completed in 2017. Our joint venture has engaged a nationally recognized brokerage firm to market the retail space for lease.

Results of Operations

Our results of operations for 2013 and 2012 are discussed below by segment:

Non-segment specific results which include interest on cash reserves, general and administrative expenses and other non-segment specific income and expense items, are reported under corporate income (expense).

The following table summarizes our results from continuing operations by segment for each of the years ended December 31, (in thousands):

	2013	2012
Operating properties	$4,590	$(886)
Loan assets	33,371	31,740
REIT securities	600	8,011
Corporate expenses	(22,845)	(15,466)

Consolidated income from continuing operations	$15,716	$23,399

Comparison 2013 to 2012

Operating Properties

The following table summarizes our results from continuing operations for our operating properties segment for the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012
Rents and reimbursements	$51,865	$33,930
Operating expenses	(17,769)	(10,814)
Real estate taxes	(4,926)	(2,598)
Equity in income (loss) of Marc Realty investments	(284)	33
Equity in income of 701 Seventh Avenue	3,424	—
Equity in income of WRT-Fenway Wateridge	796	—
Equity in loss of Atrium Mall	(90)	—
Equity in loss of Sealy Northwest Atlanta	(469)	(388)
Equity in income of Vintage Housing Holdings	9,174	4,603
Equity in income of WRT-Elad	1,315	903
Equity in income of Mentor	84	46
Equity in loss of Sealy Newmarket	—	(2,811)
Equity in income of F-II Co-invest	—	232

Operating properties operating income	43,120	23,136

	2013	2012
Depreciation and amortization expense	(17,275)	(11,277)
Interest expense	(13,157)	(10,886)
Impairment loss on investments in real estate	—	(1,738)
Impairment loss on Marc Realty equity investment	(7,687)	—
Settlement expense	(411)	—
Loss on extinguishment of debt	—	(121)

Operating properties net income (loss)	$4,590	$(886)

Operating income from our operating properties, which we define for our consolidated operating properties as all items of income and expense directly derived from or incurred by this segment before depreciation, amortization, interest expense and other non-recurring non-operating items, and including our share of income or loss from equity investments, increased by $19,984,000 compared to the prior year period.

The following table sets forth our operating results from same store properties (properties held throughout both the current and prior year reporting periods) and new store properties (in thousands):

Consolidated Operating Properties

	For the Year Ended December 31,
	2013	2012
Rents and reimbursements
Same store properties	$29,634	$30,721
New store properties	22,231	3,209

	51,865	33,930

Operating expenses
Same store properties	8,021	9,458
New store properties	9,748	1,356

	17,769	10,814

Real estate taxes
Same store properties	2,018	2,203
New store properties	2,908	395

	4,926	2,598

Consolidated operating properties operating income
Same store properties	19,595	19,060
New store properties	9,575	1,458

	$29,170	$20,518

The increase in operating income for our same store properties was primarily the result of a decrease in operating expenses of $1,437,000 and a decrease in real estate taxes of $185,000 which was partially offset by a decrease in revenues of $1,087,000. The same store results were supplemented by positive results from our new store properties.

•	Rental revenues increased by $17,935,000 due to an increase in new store revenues of $19,022,000, while there was a decrease in same store revenues of $1,087,000. The decrease in same store revenue was the result of:

•	An amendment to the lease terms for Spectra Energy at 5400 Westheimer located in Houston, Texas. The modified lease reduces the average annual contractual obligation but extends the term of the lease through April 30, 2026; and

•	The sale of a portion of our Churchill, Pennsylvania property which occurred May 14, 2012.

Which were partially offset by increases from:

•	Increased average occupancy at our property known as 450 W 14th Street located in New York, New York from 82% to 83%.

New store revenues for the year ended December 31, 2013 were as follows:

•	$9,484,000 from our 1515 Market St office property in Philadelphia, Pennsylvania which is consolidated as of February 1, 2013;

•	$3,873,000 from our four luxury residential properties acquired on October 31, 2013;

•	$3,430,000 from our Waterford Apartments property in Memphis, Tennessee which was acquired April 17, 2012;

•	$2,756,000 from our office property in Cerritos, California which was acquired October 4, 2012;

•	$2,353,000 from our Lake Brandt Apartments property in Greensboro, North Carolina which was acquired November 2, 2012; and

•	$335,000 from our Summit Pointe Apartments property in Oklahoma City, Oklahoma which was acquired October 24, 2013.

Operating expenses increased by $6,955,000 due to an increase in expenses at our new store properties of $8,392,000. Same store operating expenses decreased by $1,437,000 due primarily to a decrease in expenses of $1,277,000 at our Churchill, Pennsylvania property as a result of the partial sale of the property and the new net lease with Westinghouse.

Real estate tax expense increased by $2,328,000. Real estate tax of $2,908,000 at our new store properties was offset by a decrease of $185,000 at our same store properties. The reduction at our same store properties was primarily a result of a decrease of $112,000 at our Churchill, Pennsylvania property as a result of a prior year tax abatement approved and received in 2013.

Depreciation and amortization expense increased by $5,998,000 in 2013 primarily as a result of our new store properties. Interest expenses related to our operating properties increased by $2,271,000 primarily as a result of financing at our new store properties in Memphis, Tennessee; Greensboro, North Carolina and Cerritos, California which were all acquired in 2012 and at our new store properties in Philadelphia, Pennsylvania; Oklahoma City, Oklahoma; Houston, Texas; Stamford, Connecticut; Phoenix, Arizona and San Pedro, California which were acquired in 2013.

During 2012 we recognized an impairment charge of $1,738,000 on our Atlanta, Georgia Kroger property as a result of a change to the holding period for this property.

Non-Consolidated Operating Properties: Equity Investments

Net operating income from equity investments was $13,950,000 for the year ended December 31, 2013 compared to net operating income of $2,618,000 for the year ended December 31, 2012. The increase was due primarily to:

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

Loan Assets

The following table summarizes our results from our loan assets segment for the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012
Interest	$14,334	$11,736
Discount accretion	4,121	8,333
Earnings of Concord Debt Holdings	3,072	422
Earnings of CDH CDO	1,033	1,715
Equity in earnings of ROIC-Riverside	—	706
Realized gain on sale of loan securities carried at fair value	—	614
Unrealized gain on loan securities carried at fair value	215	447
Equity in loss of ROIC Lakeside Eagle	(25)	(42)
Equity in earnings of RE CDO Management	3,709	67
Equity in earnings (loss) of SoCal Office Loan Portfolio	(2)	9,706
Equity in earnings (loss) of Concord Debt Holdings (1)	64	(456)
Equity in earnings (loss) of CDH CDO (1)	4,926	(997)
Equity in earnings of WRT-Stamford	930	769
Equity in earnings of 10 Metrotech	3,284	335

Loan assets operating income	35,661	33,355
Interest expense	(1,898)	(1,494)
Provision for loss on loans receivable	(348)	—
General and administrative expense	(44)	(121)

Loan assets net income	$33,371	$31,740

(1)	Represents the interest acquired from Lexington Realty Trust on May 1, 2012.

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

Corporate

The following table summarizes our results from our non-segment specific income and expense items for the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012
Interest and other income	$375	$699
General and administrative	(4,312)	(3,408)
Related party fees	(9,289)	(8,953)
Transaction costs	(1,885)	(421)
Interest expense	(7,310)	(3,153)
Federal, state and local taxes	(424)	(230)

Operating loss	$(22,845)	$(15,466)

The decrease in corporate operations for the comparable periods was due primarily to the following:

•	an increase in corporate interest expense of $4,178,000 resulting from the issuance of our Senior Notes in August 2012;

•	a $1,464,000 increase in transaction costs primarily associated with our acquisition of the four luxury residential properties; and

•	a $904,000 increase in general and administrative expense due to $899,000 in compensation expense associated with the issuance of Restricted Shares in 2013.

Discontinued Operations

During 2012 our office property in Indianapolis, Indiana and our retail property in Memphis, Tennessee were sold and are included in discontinued operations for all periods presented. During 2013 our office properties located in Deer Valley, Arizona; Lisle, Illinois (701 Arboretum) and Andover, Massachusetts and our retail properties in Seabrook, Texas and Denton, Texas were sold and are included in discontinued operations for all periods presented. During 2014 our residential property in Meriden, Connecticut and our office properties in Englewood, Colorado; Chicago, Illinois (River City); and Amherst, New York were sold and are included in discontinued operations for all periods presented. Our retail property in Louisville, Kentucky, which was under contract to be sold, was classified as held for sale at July 31, 2014 and is included in discontinued operations for all periods presented.

In September 2012, the Indianapolis, Indiana and Memphis, Tennessee properties were classified as discontinued operations and sold. The Indianapolis, Indiana property was sold for net proceeds of $1,071,000 after satisfaction of the debt. We recorded a $945,000 gain on the sale of the property. The Memphis, Tennessee property was sold on September 28, 2012, and we recorded a $698,000 impairment charge, offset by $592,000 of settlement income which is included in discontinued operations for the year ended December 31, 2012.

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

We recorded an $824,000 impairment charge on the Denton, Texas property in 2012 as a result of a change to the anticipated holding period of this property. We recorded an additional $154,000 impairment charge for this property in June 2013 as a result of the purchase contract. The property was sold in July 2013 and we received net proceeds of $1,703,000.

In August 2013, the Seabrook, Texas property was classified as discontinued operations. The property was sold in August 2013 for net proceeds of $3,202,000 and recorded a $1,428,000 gain on the sale of the property.

In September 2013, our 701 Arboretum property located in Lisle, Illinois was classified as discontinued operations. We had previously recorded a $3,000,000 impairment charge on this property in 2011 as a result of continued declines in occupancy. We recorded an additional $2,750,000 impairment charge in 2013 as a result of the purchase contract. The property was sold in December 2013 for net proceeds of $2,351,000 and we recorded a $58,000 gain on the sale.

The Meriden, Connecticut property was classified as discontinued operations as of December 31, 2013. A purchase and sale contract was signed for a gross sales price of $27,500,000 and we received a non-refundable deposit of $500,000. The sale of the property was consummated on February 26, 2014. After transfer of the debt, we received net proceeds of $5,106,000 and recorded a gain of $4,422,000 on the sale of the property.

In March 2014 the Chicago, Illinois property was classified as discontinued operations. We sold to Marc Realty, our venture partner, our interest in the River City, Chicago, Illinois property for gross sale proceeds of $5,800,000. We received $1,300,000 in cash and a note receivable for the remaining $4,500,000. The note bore interest at a rate of 6% per annum, increasing to 7% per annum on the first anniversary and to 8% on the second anniversary. The note required monthly payments of interest only and was scheduled to mature on March 1, 2017. The note was repaid in full during June 2014. We recorded a $3,000 gain on the sale of our interest in River City.

In May 2014 the properties referred to as Crossroads I and Crossroads II located in Englewood, Colorado were classified as discontinued operations and sold for aggregate gross sale proceeds of $31,100,000. After costs and pro-rations we received net proceeds of approximately $29,633,000 and recorded a gain of $5,723,000 on the sale of the properties.

In June 2014 the property located in Amherst, New York was classified as discontinued operations and sold for gross sale proceeds of $24,500,000. After costs, pro-rations and a reserve holdback we received net proceeds of approximately $21,226,000 on the sale of the property. Upon completion of the parking area for the office property we received $2,449,000 from the reserve in November 2014, which resulted in aggregate net proceeds of approximately $23,675,000. We recorded a gain of $946,000 on the sale of the property.

Off-Balance Sheet Investments

We have nine off-balance sheet investments in operating properties totaling $332,369,000 and three off-balance sheet investments in loan assets totaling $57,552,000 at December 31, 2014. Our exposure to loss is limited to our investment balance. See Item 8 – Financial Statements Statements and Supplementary Data, Note 11 for additional information on these investments.

Critical Accounting Policies and Estimates

Below is a discussion of the accounting policies that management believes are critical to our operations. We consider these policies critical because they involve difficult management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. Prior to the adoption of the plan of liquidation, our most sensitive estimates involve the allocation of the purchase price of acquired properties and evaluating our real estate-related investments for impairment.

Subsequent to the adoption of the plan of liquidation, we are required to estimate all costs and income we expect to incur and earn through the end of liquidation including the estimated amount of cash we expect to collect on the disposal of our assets and the estimated costs to dispose of our assets.

Investments in Real Estate

Prior to the adoption of the plan of liquidation, upon the acquisition of real estate, we assessed the fair value of acquired assets (including land, buildings and improvements, and identified intangibles such as above and below market leases and acquired in-place leases and tenant relationships) and acquired liabilities and we allocated purchase price based on these assessments. We assessed fair value based on estimated cash flow projections and utilized appropriate discount and capitalization rates and available market information. Estimates of future cash flows were based on a number of factors including the historical operating results, known trends and market/economic conditions that may affect the property.

As of August 1, 2014, the investments in real estate were adjusted to their estimated net realizable value, or liquidation value, to reflect the change to the liquidation basis of accounting. The liquidation value represents the estimated amount of cash that we will collect on disposal of our assets as we carry out our plan of liquidation. The liquidation value of our investments in real estate were presented on an undiscounted basis and investments in real estate are no longer depreciated. Estimated costs to dispose of these investments are presented separately from the related assets. Subsequent to August 1, 2014, all changes in the estimated liquidation value of the investments in real estate are reflected as a change to our net assets in liquidation.

Under liquidation accounting, the presentation for joint ventures historically consolidated under going concern accounting is determined based on our planned exit strategy. Those ventures in which we intend to sell the underlying property are presented on a gross basis with a payable to the non-controlling interest holder. Those ventures in which we intend to sell our interest in the venture, rather than the property, are accounted for as an equity investment and are presented on a net basis without a non-controlling interest component.

Impairment

Operating properties – Under going concern accounting, we evaluated the need for an impairment loss on real estate assets when indicators of impairment were present and the projected undiscounted cash flows from an asset were not sufficient to recover an asset group’s carrying amount. The impairment loss is measured by comparing the fair value of the asset group to its carrying amount. The projection of cash flows used in the impairment evaluation involves significant judgment by management.

Loan assets – Under going concern accounting, loan assets were periodically evaluated for possible impairment in order to determine whether it was necessary to establish a loan loss allowance. A loan asset was considered to be impaired when, based on current information and events, it was probable that we would be unable to collect all amounts due according to the existing contractual terms of the loan. Impairment was then measured based on the present value of expected future cash flows or, if the loan was collateral dependent, the fair value of the collateral. When a loan was considered to be impaired, we established an allowance for loan losses and recorded a corresponding charge to earnings. Significant judgments were required in determining impairment. We did not record interest income on impaired loans. Any cash receipts on impaired loans were recorded as a recovery reducing the allowance for loan losses.

Under liquidation accounting, we carry our loans receivable at their estimated net realizable value, or liquidation value, which represents the estimated amount of principal payments we expect to receive over the holding period of the loan. The liquidation value of our loans receivable are presented on an undiscounted basis. Interest payments that we expect to receive on our loans receivable are accrued and are classified as part of liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets.

We continue to evaluate the collectability of the interest and principal of each of our loans receivable using the same methodology used under going concern accounting. Any changes in collectability will be reflected as a change to the Trust’s net assets in liquidation.

Preferred equity investments – Under going concern accounting, we had certain investments which were classified as preferred equity investments. Determining whether a preferred equity investment was other-than-temporarily impaired requires significant judgment. This evaluation included consideration of the length of time and extent to which the fair value of an investment had been less than its cost basis, our intent and ability to hold the investment until a forecasted recovery in value and the collateral underlying the investment. Under liquidation accounting, preferred equity investments are classified as equity investments and are carried at their estimated net realizable value.

Equity investments – Under going concern accounting, equity investments were reviewed for impairment periodically. For equity investments in which the carrying value exceeded the fair value, we evaluated if these were other-than-temporarily impaired. Under liquidation accounting, equity investments are recorded at their net realizable value.

Variable Interest Entities

Consolidated Variable Interest Entities

Under going concern accounting, consolidated variable interest entities were those where we were the primary beneficiary of a variable interest entity. The primary beneficiary is the party that has a controlling financial interest in the VIE, which is defined by the entity having both of the following characteristics: 1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance, and 2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE.

See Item 8 – Financial Statements and Supplementary Data, Note 3.

Recently Issued Accounting Standards

None.

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

The table below presents information about the Trust’s derivative financial instruments at December 31, 2014 (in thousands):

Type	Maturity	Strike Rate	Notional Amount of Hedge	Cost of Hedge	Estimated Fair Value of Hedge (1)
Swap	Oct-16	0.69%	126,910	—	(80)
Cap	Nov-17	4.00%	50,000	165	41
Cap	Nov-18	5.00%	50,000	220	58

(1)	See Item 8 – Financial Statements and Supplementary Data, Note 16 for information on the accounting treatment of our derivative financial investments.

The fair value of our mortgage loans payable and secured financings, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, was $297,376,000 and $474,112,000 at December 31, 2014 and December 31, 2013, respectively. The fair value of our Senior Notes outstanding as of the applicable date, based on quoted market prices, was $73,859,000 and $86,940,000 at December 31, 2014 and 2013, respectively.

The following table shows what the annual effect a change in the LIBOR rate would have on interest expense based upon our variable rate debt at December 31, 2014 taking into consideration the effect of our derivative financial instruments (in thousands):

	Change in LIBOR (2)
	-0.17%	1%	2%	3%

Change in consolidated interest expense	$(10)	$145	$712	$1,279

Pro-rata share of change in interest expense of debt on non-consolidated entities (1)	—	3	7	11

(Increase) decrease in net income	$(10)	$148	$719	$1,290

(1)	Represents our pro-rata share of a change in interest expense in our 701 Seventh Avenue, Norridge Commons and Edens Plaza equity investments.
(2)	The one month LIBOR rate at December 31, 2014 was 0.17125%.

The Trust’s equity investment in Vintage, which is reported on a 30 day lag, holds floating rate debt of approximately $169,266,000 and bears interest at a rate indexed to the Securities Industry and Financial Markets Association Municipal Swap Index (SIFMA). The following table shows the annual effect a change in the SIFMA rate would have on the Trust based on property level interest expense based upon the unhedged balances in variable rate debt at November 30, 2014 (in thousands):

	Change in SIFMA(1)
	-0.04%	1%	2%	3%
Change in consolidated interest expense	$—	$—	$—	$—
Pro-rata share of change in interest expense on Vintage debt	(42)	1,049	2,099	3,148

(Increase) decrease in net income	$(42)	$1,049	$2,099	$3,148

(1)	The one-month SIFMA rate at November 30, 2014 was 0.04%.

We may utilize various financial instruments to mitigate the potential negative impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies.

The following table shows what the annual effect a change in the LIBOR rate would have on interest income based upon our variable rate loan assets at December 31, 2014 (in thousands):

	Change in LIBOR (1)
	-0.17%	1%	2%	3%
Change in consolidated interest income	$(3)	$119	$288	$458
Pro-rata share of change in interest income of loan assets in non-consolidated entities	—	—	—	—

Increase (decrease) in net income	$(3)	$119	$288	$458

(1)	The one month LIBOR rate at December 31, 2014 was 0.17125%.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Report of Independent Registered Public Accounting Firm	56

Consolidated Statement of Net Assets (Liquidation Basis) as of December 31, 2014	58

Consolidated Balance Sheet (Going Concern Basis) as of December 31, 2013	59

Consolidated Statement of Changes in Net Assets (Liquidation Basis) for the Period from August 1, 2014 through December 31, 2014	60

Consolidated Statements of Operations and Comprehensive Income (Going Concern Basis) for the Seven Months Ended July 31, 2014 and for the Years Ended December 31, 2013 and 2012	61

Consolidated Statements of Equity (Going Concern Basis) for the Seven Months Ended July 31, 2014 and for the Years Ended December 31, 2013 and 2012	63

Consolidated Statements of Cash Flows (Going Concern Basis) for the Seven Months Ended July 31, 2014 and for the Years Ended December 31, 2013 and 2012	64

Notes to Consolidated Financial Statements	66

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Winthrop Realty Trust

In our opinion, the consolidated balance sheet (going concern basis) as of December 31, 2013 and the related consolidated statements of operations and comprehensive income (going concern basis), of equity (going concern basis) and of cash flows (going concern basis) for each of the two years in the period ended December 31, 2013 and for the period from January 1, 2014 to July 31, 2014 and the consolidated statement of net assets (liquidation basis) as of December 31, 2014 and the related consolidated statement of changes in net assets (liquidation basis) for the period from August 1, 2014 to December 31, 2014 present fairly, in all material respects, the financial position of Winthrop Realty Trust and its subsidiaries at December 31, 2013, the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013 and for the period from January 1, 2014 to July 31, 2014, their net assets in liquidation as of December 31, 2014, and the changes in their net assets in liquidation for the period from August 1, 2014 to December 31, 2014, in conformity with accounting principles generally accepted in the United States of America applied on the bases described in the second paragraph of this report. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Notes 2 and 3 to the consolidated financial statements, the shareholders of Winthrop Realty Trust approved a plan of liquidation on August 5, 2014 and the trust commenced liquidation shortly thereafter. As a result, the trust has changed its basis of accounting for periods subsequent to July 31, 2014 from the going concern basis to a liquidation basis.

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

/s/ PricewaterhouseCoopers LLP

Boston, MA

March 16, 2015

WINTHROP REALTY TRUST

CONSOLIDATED STATEMENT OF NET ASSETS

(Liquidation Basis)

(in thousands)

December 31, 2014
ASSETS
Investments in real estate	$557,325
Equity investments	389,921
Cash and cash equivalents	127,583
Restricted cash held in escrows	5,831
Loans receivable	24,005
Secured financing receivable	29,210
Accounts receivable	1,468
Loan securities	918

TOTAL ASSETS	1,136,261

LIABILITIES
Mortgage loans payable	296,954
Senior notes payable	71,265
Liability for non-controlling interests	46,564
Liability for estimated costs in excess of estimated receipts during liquidation	31,253
Dividends payable	82,353
Accounts payable, accrued liabilities and other liabilities	10,794
Related party fees payable	2,374

TOTAL LIABILITIES	541,557

COMMITMENTS AND CONTINGENCIES
Net assets in liquidation	$594,704

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

CONSOLIDATED BALANCE SHEET

(Going Concern Basis)

(in thousands, except share and per share data)

December 31, 2013
ASSETS
Investments in real estate, at cost
Land	$82,215
Buildings and improvements	588,653

670,868
Less: accumulated depreciation	(56,448)

Investments in real estate, net (variable interest entities $65,275)	614,420
Cash and cash equivalents (variable interest entities $1,163)	112,512
Restricted cash held in escrows (variable interest entities $7,340)	13,372
Loans receivable, net	101,100
Secured financing receivable	30,728
Accounts receivable, net of allowance of $414	2,229
Accrued rental income	19,760
Loan securities carried at fair value	226
Preferred equity investments	6,485
Equity investments	149,085
Lease intangibles, net (variable interest entities $20,043)	49,866
Deferred financing costs, net	6,189
Other assets	3,314
Assets held for sale	23,038

TOTAL ASSETS	$1,132,324

LIABILITIES
Mortgage loans payable (variable interest entities $90,404)	$444,933
Senior notes payable	86,250
Secured financings	29,150
Notes payable (variable interest entities $942)	1,742
Accounts payable, accrued liabilities and other liabilities	26,266
Related party fees payable	2,831
Dividends payable	6,099
Deferred income	1,353
Below market lease intangibles, net (variable interest entities $527)	2,399
Liabilities of assets held for sale	21,638

TOTAL LIABILITIES	622,661

COMMITMENTS AND CONTINGENCIES

EQUITY
Winthrop Realty Trust Shareholders’ Equity:
Series D Cumulative Redeemable Preferred Shares, $25 per share liquidation preference, 5,060,000 shares authorized and 4,820,000 shares issued and outstanding	120,500
Common Shares of Beneficial Interest, $1 par, unlimited shares authorized; 36,401,438 shares issued and outstanding	35,809
Additional paid-in capital	647,121
Accumulated distributions in excess of net income	(322,432)
Accumulated other comprehensive loss	(124)

Total Winthrop Realty Trust Shareholders’ Equity	480,874
Non-controlling interests	28,789

Total Equity	509,663

TOTAL LIABILITIES AND EQUITY	$1,132,324

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(Liquidation Basis)

(in thousands)

Period From August 1, 2014 Through December 31, 2014
Net assets in liquidation, beginning of period	$786,915
Changes in net assets in liquidation
Change in liquidation value of investments in real estate	(2,102)
Change in liquidation value of loans receivable	5,098
Change in liquidation value of equity investments	16,018
Remeasurement of assets and liabilities	(9,489)
Remeasurement of non-controlling interests	2,113

Net increase in liquidation value	11,638
Liquidating distributions to Series D Preferred shareholders	(121,890)
Liquidating distributions to Common shareholders	(81,959)

Changes in net assets in liquidation	(192,211)

Net assets in liquidation, end of period	$594,704

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Going Concern Basis)

(in thousands, except per share data)

	Seven Months Ended July 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Revenue
Rents and reimbursements	$46,313	$51,865	$33,930
Interest, dividends and discount accretion	9,643	18,455	21,123

	55,956	70,320	55,053

Expenses
Property operating	17,127	17,769	10,814
Real estate taxes	5,379	4,926	2,598
Depreciation and amortization	15,957	17,275	11,277
Interest	13,394	22,365	15,533
Impairment loss on investments in real estate	9,200	—	1,738
Provision for loss on loans receivable	—	348	—
General and administrative	4,283	4,356	3,529
Related party fees	5,548	9,289	8,953
Transaction costs	586	1,885	421
Federal, state and local taxes	(60)	424	230

	71,414	78,637	55,093

Other income (loss)
Equity in income of equity investments (inclusive of impairments of $2,422, $7,687 and $0)	12,622	22,641	14,843
Earnings from preferred equity investments	582	613	—
Loss on extinguishment of debt, net	(564)	—	(121)
Realized gain on sale of securities carried at fair value	2	742	41
Unrealized gain (loss) on seurities carried at fair falue	—	(142)	6,916
Realized gain on loan securities carried at fair value	—	—	614
Unrealized gain on loan securities carried at fair value	—	215	447
Settlement expense	—	(411)	—
Interest and other income	244	375	699

	12,886	24,033	23,439

Income (loss) from continuing operations	(2,572)	15,716	23,399
Discontinued operations
Net income from discontinued operations	11,235	8,772	985

Net income	8,663	24,488	24,384
Net loss attributable to non-controlling interests	3,818	4,290	247

Net income attributable to Winthrop Realty Trust	12,481	28,778	24,631
Preferred dividend of Series D Preferred Shares	(6,502)	(11,146)	(9,285)
Amount allocated to Restricted Common Shares	(192)	(307)	—

Net income attributable to Common Shares	$5,787	$17,325	$15,346

Per Common Share data – Basic
Income (loss) from continuing operations	$(0.15)	$0.25	$0.45
Income from discontinued operations	0.31	0.26	0.01

Net income attributable to Common Shares	$0.16	$0.51	$0.46

Per Common Share data – Diluted
Income (loss) from continuing operations	$(0.15)	$0.25	$0.45
Income from discontinued operations	0.31	0.26	0.01

Net income attributable to Common Shares	$0.16	$0.51	$0.46

Basic Weighted-Average Common Shares	35,821	33,743	33,062

Diluted Weighted-Average Common Shares	35,821	33,774	33,062

Comprehensive income
Net income	$8,663	$24,488	$24,384
Change in unrealized gain (loss) on interest rate derivatives	(193)	(74)	42

Consolidated comprehensive income	8,470	24,414	24,426
Net loss attributable to non-controlling interests	3,818	4,290	247

Comprehensive loss attributable to non-controlling interests	3,818	4,290	247

Comprehensive income attributable to Winthrop Realty Trust	$12,288	$28,704	$24,673

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

CONSOLIDATED STATEMENTS OF EQUITY

(Going Concern Basis)

(in thousands, except per share data)

	Series D Preferred Shares of Beneficial Interest		Common Shares of Beneficial Interest		Additional Paid-In	Accumulated Distributions in Excess of	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Net Income	Income (Loss)	Interests	Total
Balance, December 31, 2011	1,600	$40,000	33,041	$33,041	$626,099	$(311,246)	$(92)	$21,034	$408,836
Net income attributable to Winthrop Realty Trust	—	—	—	—	—	24,631	—	—	24,631
Net loss attributable to non-controlling interests	—	—	—	—	—	—	—	(247)	(247)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(7,242)	(7,242)
Contributions from non-controlling interests	—	—	—	—	—	—	—	4,576	4,576
Purchase of non-controlling interests	—	—	—	—	(4,533)	—	—	(3,367)	(7,900)
Dividends declared on Common Shares of beneficial interest ($0.65 per share)	—	—	—	—	—	(21,485)	—	—	(21,485)
Dividends declared on Series D Preferred									0
Shares ($1.92628 per share)	—	—	—	—	—	(9,285)	—	—	(9,285)
Series D Preferred Share offering	3,220	80,500	—	—	(2,937)	—	—	—	77,563
Change in unrealized gain on interest rate derivatives	—	—	—	—	—	—	42	—	42
Stock issued pursuant to Dividend Reinvestment Plan	—	—	48	48	469	—	—	—	517
Stock buyback	—	—	(70)	(70)	(672)	—	—	—	(742)

Balance, December 31, 2012	4,820	$120,500	33,019	$33,019	$618,426	$(317,385)	$(50)	$14,754	$469,264

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

CONSOLIDATED STATEMENTS OF EQUITY

(Going Concern Basis)

(In thousands except per share data)

	Series D Preferred Shares of Beneficial Interest		Common Shares of Beneficial Interest		Additional Paid-In	Accumulated Distributions in Excess of	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Net Income	Income (Loss)	Interests	Total
Balance, December 31, 2012	4,820	$120,500	33,019	$33,019	$618,426	$(317,385)	$(50)	$14,754	$469,264

Net income attributable to Winthrop Realty Trust	—	—	—	—	—	28,778	—	—	28,778
Net loss attributable to non-controlling interests	—	—	—	—	—	—	—	(4,290)	(4,290)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(51)	(51)
Contributions from non-controlling interests	—	—	—	—	—	—	—	18,629	18,629
Purchase of non-controlling interests	—	—	—	—	103	—	—	(253)	(150)
Dividends declared on Common Shares of Beneficial Interest ($0.65 per share)	—	—	—	—	—	(22,372)	—	—	(22,372)
Dividends declared on Series D Preferred Shares ($2.3125 per share)	—	—	—	—	—	(11,146)	—	—	(11,146)
Dividends declared on Restricted Shares	—	—	—	—	—	(307)	—	—	(307)
Change in unrealized loss on interest rate derivatives	—	—	—	—	—	—	(74)	—	(74)
Stock issued pursuant to Dividend Reinvestment Plan	—	—	40	40	424	—	—	—	464
Net proceeds from Common Shares offering	—	—	2,750	2,750	27,271	—	—	—	30,021
Issuance of Restricted Shares	—	—	592	—	—	—	—	—	—
Amortization of Restricted Shares	—	—	—	—	897	—	—	—	897

Balance, December 31, 2013	4,820	$120,500	36,401	$35,809	$647,121	$(322,432)	$(124)	$28,789	$509,663

Net income attributable to Winthrop Realty Trust	—	$—	$—	$—	$—	$12,481	$—	$—	$12,481
Net income attributable to non-confirming interests	—	—	—	—	—	—	—	(3,818)	(3,818)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(711)	(711)
Contributions from non-controlling interests	—	—	—	—	—	—	—	873	873
Increase in non-controlling interest due to consolidation of property	—	—	—	—	—	—	—	16,391	16,391
Decrease in non-controlling interest due to property sale	—	—	—	—	—	—	—	(3,764)	(3,764)
Dividends declared on Common Shares of Beneficial Interest ($0.325 per share)	—	—	—	—	—	(11,642)	—	—	(11,642)
Dividends declared on Series D Preferred Shares ($1.348963 per share)	—	—	—	—	—	(6,502)	—	—	(6,502)
Dividends declared on Restricted Shares	—	—	—	—	—	(192)	—	—	(192)
Change in unrealized loss on interest rate derivatives	—	—	—	—	—	—	(193)	—	(193)
Stock issued pursuant to Dividend Reinvestment Plan	—	—	16	16	162	—	—	—	178
Amortization of Restricted Shares	—	—	—	—	1,450	—	—	—	1,450

Balance, July 31, 2014	4,820	$120,500	36,417	$35,825	$648,733	$(328,287)	$(317)	$37,760	$514,214

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Going Concern Basis)

(in thousands)

	Seven Months Ended July 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Cash flows from operating activities
Net Income	$8,663	$24,488	$24,384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs and fair value of debt)	11,331	15,451	11,824
Amortization of lease intangibles	6,462	8,550	6,746
Straight-line rental income	1,121	669	(2,177)
Loan discount accretion	(2,086)	(4,121)	(8,333)
Discount accretion received in cash	5,865	37	15,720
Earnings of preferred equity investments	(582)	(613)	—
Distributions of income from preferred equity investments	565	607	97
Income of equity investments	(12,622)	(22,641)	(14,678)
Distributions of income from equity investments	8,755	24,112	21,593
Restricted cash held in escrows	(27)	1,242	(3,477)
Gain on sale of securities carried at fair value	(2)	(742)	(41)
Unrealized loss (gain) on securities carried at fair value	—	142	(6,916)
Gain on sale of real estate investments	(11,073)	(11,005)	(945)
Gain on sale of loan securities carried at fair value	—	—	(614)
Unrealized gain on loan securities carried at fair value	—	(215)	(447)
Impairment loss on investments in real estate	9,287	2,904	3,260
Loss on extinguishment of debt	—	—	121
Provision for loss on loans receivable	—	348	—
Tenant leasing costs	(1,046)	(4,229)	(4,250)
Equity compensation expenses	1,450	897	—
Bad debt expense (recovery)	(229)	40	(265)
Changes in assets and liabilities:
Interest receivable	(64)	(214)	(516)
Accounts receivable and other assets	665	(1,316)	726
Accounts payable, accrued liabilities and other liabilities	(8,234)	(4,123)	4,623

Net cash provided by operating activities	18,199	30,268	46,435

Cash flows from investing activities
Issuance and acquisition of loans receivable	(31,492)	(21,437)	(163,800)
Investments in real estate	(5,575)	(257,142)	(37,678)
Investments in equity investments	(48,154)	(30,341)	(78,679)
Investments in preferred equity investments	—	—	(10,750)
Return of capital distribution from equity investments	705	14,618	84,026
Return of capital distribution from preferred equity investments	643	5,771	—
Return of capital distribution from securities carried at fair value	—	376	—
Purchase of securities carried at fair value	(73)	—	(5,655)
Proceeds from sale of investments in real estate	56,423	38,690	7,024
Proceeds from sale of equity investments	200	26	4,297
Proceeds from sale of securities carried at fair value	75	19,918	21,774
Proceeds from pay off of loan securities	—	—	6,359
Proceeds from sale of loans receivable	37,052	19,319	—
Restricted cash held in escrows	2,127	863	(5,600)
Issuance of secured financing receivable	—	(30,000)	—
Collection of loans receivable	7,784	56,088	68,824
Deposits on assets held for sale	—	500	—
Cash from consolidation of properties	332	473	—
Cash from foreclosure on properties	—	—	411

Net cash provided by (used in) investing activities	20,047	(182,278)	(109,447)

Cash flows from financing activities
Proceeds from mortgage loans payable	$—	$198,100	$36,897
Proceeds from notes payable	—	—	880
Payment of notes payable	—	—	(80)
Payment of revolving line of credit	—	—	(40,000)
Principal payments of mortgage loans payable	(5,412)	(22,287)	(25,584)
Repurchase of senior notes payable	(11,178)	—	—

(Continued on next page)

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Going Concern Basis)

(in thousands, continued)

	Seven Months Ended July 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Proceeds from issuance of senior notes payable	—	—	86,250
Proceeds from secured financing	—	—	25,000
Payment of secured financing	—	(23,770)	(1,230)
Restricted cash held in escrows	(239)	(228)	(42)
Deferred financing costs	(68)	(796)	(4,198)
Purchase of non-controlling interests	—	(150)	(2,050)
Contribution from non-controlling interests	873	18,629	4,576
Distribution to non-controlling interests	(711)	(51)	(7,242)
Proceeds from issuance of Common Shares under Dividend Reinvestment Plan	178	464	517
Proceeds from issuance of Common Shares through offering, net	—	30,021	—
Buyback of Common Shares	—	—	(742)
Issuance of Series D Preferred Shares	—	—	77,563
Dividend paid on Common Shares	(17,461)	(21,919)	(21,488)
Dividend paid on Series C Preferred Shares	—	—	—
Dividend paid on Series D Preferred Shares	(5,573)	(11,146)	(9,285)
Dividend paid on Restricted Shares	(71)	(27)	—

Net cash provided by financing activities	(39,662)	166,840	119,742

Net increase (decrease) in cash and cash equivalents	(1,416)	14,830	56,730
Cash and cash equivalents at beginning of year	112,512	97,682	40,952

Cash and cash equivalents at end of year	$111,096	$112,512	$97,682

Supplemental Disclosure of Cash Flow Information
Interest paid	$15,280	$23,735	$16,467

Capitalized interest	$2,457	$1,443	$—

Taxes paid	$147	$247	$332

Supplemental Disclosure on Non-Cash Investing and Financing Activities
Dividends accrued on Common Shares and Restricted Shares	$401	$6,099	$5,366

Dividends accrued on Series D Preferred Shares	$929	$—	$—

Capital expenditures accrued	$1,736	$3,140	$4,011

Conveyance of secured financing in settlement of loans receivable	$(29,150)	$—	$—

Assumption of mortgage loan on investment in real estate	$—	$9,248	$13,600

Forgiveness of loan receivable	$190	$—	$—

Contribution to WRT-Elad One South State Equity L.P.	$—	$2,083	$—

Distribution from WRT – One South State Lender LP	$—	$(2,083)	$—

Fair value of assets acquired	$69,140	$62,208	$—

Fair value of liabilities assumed	$52,687	$62,198	$—

Transfer from preferred equity investments	$—	$—	$3,923

Transfer from loans receivable	$—	$—	$2,938

Transfer to equity investments	$—	$—	$(6,861)

Transfer from equity investments	$—	$—	$17,600

Transfer to loans receivable	$—	$(877)	$(11,750)

Transfer to additional paid-in capital	$—	$—	$(5,487)

Transfer to non-controlling interests	$—	$—	$(363)

Contribution to Vintage Housing Holdings LLC	$450	$—	$—

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

On April 28, 2014 the Trust’s Board of Trustees (the “Board”) adopted a plan of liquidation which was subject to approval by the holders of a majority of the Trust’s common shares of beneficial interest (“Common Shares”). The plan was approved at a special meeting of shareholders on August 5, 2014 and the Trust adopted the liquidation basis of accounting as of August 1, 2014.

Prior to the plan of liquidation, the Trust was engaged in the business of owning real property and real estate related assets which it categorized into three segments: (i) ownership of investment properties including wholly owned properties and investments in joint ventures which own investment properties (“operating properties”); (ii) origination and acquisition of loans collateralized directly or indirectly by commercial and multi-family real property, (collectively “loan assets”); and (iii) equity and debt interests in other real estate investment trusts (“REIT securities”). Subsequent to the adoption of the plan of liquidation, the Trust no longer makes operating decisions or assesses performance in separate segments as all assets are now considered as held for sale. Accordingly, the Trust has only one reporting and operating segment subsequent to July 31, 2014.

2.	Plan of Liquidation

The plan of liquidation provides for an orderly sale of the Trust’s assets, payment of the Trust’s liabilities and other obligations and the winding up of operations and dissolution of the Trust. The Trust is not permitted to make any new investments other than protective acquisitions or advances with respect to the Trust’s existing assets. The Trust is permitted to satisfy any existing contractual obligations including any capital call requirements and acquisitions or dispositions pursuant to buy-sell provisions under existing joint venture documentation, pay for required tenant improvements and capital expenditures at its real estate properties, and repurchase its existing Common Shares and its 7.75% Senior Notes (the “Senior Notes”). The Trust is also permitted to invest its cash reserves in short-term U.S. Treasuries or other short-term obligations.

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

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

3.	Summary of Significant Accounting Policies

Basis of Presentation

Pre Plan of Liquidation

The accompanying consolidated financial statements represent the consolidated results of Winthrop, its wholly-owned taxable REIT subsidiary, WRT-TRS Management Corp., the Operating Partnership and all majority-owned subsidiaries and affiliates over which the Trust has financial and operating control and variable interest entities (“VIE”s) in which the Trust has determined it is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. Prior to the adoption of the plan of liquidation, the Trust accounted for all other unconsolidated joint ventures using the equity method of accounting. Accordingly, the Trust’s share of the earnings of these joint ventures and companies was included in consolidated net income.

The consolidated financial statements for the periods ended July 31, 2014, December 31, 2013, and December 31, 2012 were prepared on the going concern basis of accounting, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Post Plan of Liquidation

Liquidation Basis of Accounting

As a result of the approval of the plan of liquidation by the shareholders, the Trust has adopted the liquidation basis of accounting as of August 1, 2014 and for the periods subsequent to August 1, 2014 in accordance with accounting principles generally accepted in the United States (“GAAP”). Accordingly, on August 1, 2014 assets were adjusted to their estimated net realizable value, or liquidation value, which represents the estimated amount of cash that the Trust will collect on disposal of assets as it carries out its plan of liquidation. The liquidation value of the Trust’s operating properties and loan assets are presented on an undiscounted basis. Estimated costs to dispose of assets have been presented separately from the related assets. Liabilities are carried at their contractual amounts due or estimated settlement amounts.

The Trust accrues costs and income that it expects to incur and earn through the end of liquidation to the extent it has a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets. Actual costs and income may differ from amounts reflected in the financial statements because of inherent uncertainty in estimating future events. These differences may be material. See Note 4 for further discussion. Actual costs incurred but unpaid as of December 31, 2014 are included in accounts payable, accrued liabilities and other liabilities on the Consolidated Statement of Net Assets.

In liquidation, the presentation for joint ventures historically consolidated under going concern accounting will be determined based on the Trust’s planned exit strategy. Those ventures where the Trust intends to sell the property are presented on a gross basis with a payable to the non-controlling interest holder. Those

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ventures where the Trust intends to sell its interest in the venture, rather than the property, are presented on a net basis and included in equity investments on the Consolidated Statement of Net Assets. Amounts due to non-controlling interests in connection with the disposition of consolidated joint ventures have been accrued and are recorded as liability for non-controlling interests.

Net assets in liquidation represents the estimated liquidation value available to holders of Common Shares upon liquidation. Due to the uncertainty in the timing of the anticipated sale dates and the estimated cash flows, actual operating results and sale proceeds may differ materially from the amounts estimated.

Reclassifications

Discontinued operations for the periods presented include the Trust’s properties in Deer Valley, Arizona; Englewood, Colorado; Meriden, Connecticut; Chicago, Illinois (River City); Lisle, Illinois (701 Arboretum); Indianapolis, Indiana; Andover, Massachusetts; Amherst, New York; Memphis, Tennessee (Retail); Denton, Texas; and Seabrook, Texas. Also included in discontinued operations for all periods presented are the operations of the Trust’s retail property located in Louisville, Kentucky which was under contract to be sold and was classified as held for sale at July 31, 2014. This property was sold on November 25, 2014.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions in determining the values of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amounts of revenue and expenses during the reporting period. Under going concern accounting, the estimates that are particularly susceptible to management’s judgment include but are not limited to the impairment of real estate, loans and investments in ventures and real estate securities carried at fair value. In addition, estimates are used in accounting for the allowance for doubtful accounts. Under liquidation accounting, the Trust is required to estimate all costs and income that it expects to incur and earn through the end of liquidation including the estimated amount of cash it will collect on disposal of its assets and estimated costs incurred to dispose of assets. All of the estimates and evaluations are susceptible to change and actual results could differ materially from the estimates and evaluations.

Investments in Real Estate

Prior to the adoption of the plan of liquidation, real estate assets were stated at historical cost. Expenditures for repairs and maintenance were expensed as incurred. Significant renovations that extended the useful life of the properties were capitalized. Depreciation for financial reporting purposes was computed using the straight-line method. Buildings were depreciated over their estimated useful lives of 40 years, based on the property’s age, overall physical condition, type of construction materials and intended use. Improvements to

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the buildings were depreciated over the shorter of the estimated useful life of the improvement or the remaining useful life of the building at the time the improvement was completed. Tenant improvements were depreciated over the shorter of the estimated useful life of the improvement or the term of the lease of the tenant.

Upon the acquisition of real estate, the Trust assessed the fair value of acquired assets (including land, buildings and improvements, and identified intangibles such as above and below market leases and acquired in-place leases and tenant relationships) and acquired liabilities and the Trust allocated purchase price based on these assessments. The Trust assessed fair value based on estimated cash flow projections and utilized appropriate discount and capitalization rates and available market information. Estimates of future cash flows were based on a number of factors including the historical operating results, known trends, and market/economic conditions that may have affected the property. If the acquisition was determined to be a business combination, then the related acquisition costs were expensed. If the acquisition was determined to be an asset acquisition, then the related acquisition costs were capitalized.

The fair value of the tangible assets of an acquired property was determined by valuing the property as if it were vacant, and the “as-if-vacant” value was then allocated to land, building and improvements and fixtures and equipment based on management’s determination of the fair values of these assets. Factors considered by management in performing these analyses included an estimate of carrying costs during the expected lease-up periods, current market conditions and costs to execute similar leases. In estimating carrying costs, management included real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimated costs to execute similar leases including leasing commissions.

Real estate investments and purchased intangible assets subject to amortization were reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset group may not be recoverable. Recoverability of real estate investments to be held and used was measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated from the use and eventual disposition of the asset group. If the carrying amount of an asset group exceeded its estimated undiscounted future cash flows, an impairment charge was recognized equal to the amount by which the carrying amount of the asset group exceeded the fair value of the asset group.

Assets to be disposed of that qualified as being held for sale were separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell. The assets and liabilities to be assumed by the buyer were classified separately as held for sale in the Consolidated Balance Sheet and were no longer depreciated.

As of August 1, 2014 the investments in real estate were adjusted to their estimated net realizable value, or liquidation value, to reflect the change to the liquidation basis of accounting. The liquidation value represents the estimated amount of cash that the Trust will collect on disposal of its assets as it carries out its plan of liquidation. The liquidation value of the Trust’s investments in real estate are presented on an undiscounted basis and investments in real estate are no longer depreciated. Estimated costs to dispose of these investments are presented separately from the related assets. Subsequent to August 1, 2014, all changes in the estimated liquidation value of the investments in real estate are reflected as a change to the Trust’s net assets in liquidation.

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

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash

Restricted cash in escrow accounts include cash reserves for tenant improvements, leasing commissions, real estate taxes and other expenses pursuant to the loan agreements. In addition, certain security deposit accounts are classified as restricted cash. The classification of restricted cash within the Consolidated Statement of Cash Flows under going concern accounting is determined by the nature of the escrow account. Activity in escrow accounts related to real estate taxes, insurance, rent reserves and security deposits was classified as operating activity. Activity in escrow accounts related to capital improvements and tenant improvements was classified as investing activity. Any debt service reserves are classified as financing activity.

Loans Receivable

Prior to the adoption of the plan of liquidation, the Trust’s policy was to record loans receivable at cost, net of unamortized discounts unless such loan receivable was deemed to be impaired. Discounts on loans receivable were amortized over the life of the loan receivable using the effective interest method based upon an evaluation of prospective future cash flows. The amortization was reflected as an adjustment to interest income. Other costs incurred in connection with acquiring loans, such as marketing and administrative costs, were charged to expense as incurred. Loan fees and direct costs associated with loans originated by the Trust were deferred and amortized over the life of the loan as interest income.

The Trust evaluated the collectability of the interest and principal of each of its loans to determine potential impairment. A loan receivable was considered to be impaired when, based on current information and events, it was probable that the Trust was unable to collect all amounts due according to the existing contractual terms of the loan receivable. Impairment was then measured based on the present value of expected future cash flows or the fair value of the collateral. When a loan receivable was considered to be impaired, the Trust recorded a loan loss allowance and a corresponding charge to earnings equal to the amount by which the Trust’s net investment in the loan exceeded its fair value. Significant judgments were required in determining impairment. The Trust did not record interest income on impaired loans receivable. Any cash receipts on impaired loans receivable were recorded as a recovery reducing the allowance for loan losses. The Trust charged uncollectible loans against its allowance for loan loss after it had exhausted all economically warranted legal rights and remedies to collect the receivables or upon successful foreclosure and taking of loan collateral.

Certain real estate operating properties were acquired through foreclosure or through deed-in-lieu of foreclosure in full or partial satisfaction of non-performing loans that the Trust intended to hold, operate or develop for a period of at least twelve months. Upon acquisition of a property, tangible and intangible assets and liabilities acquired were recorded at their estimated fair values and depreciation was computed in the same manner as described in “Investments in Real Estate” above.

Under liquidation accounting, the Trust carries its loans receivable at their estimated net realizable value, or liquidation value, which represents the estimated amount of principal payments the Trust expects to receive over the holding period of the loan. The liquidation value of the Trust’s loans receivable are presented on an undiscounted basis. Interest payments that the Trust expects to receive on its loans receivable over the estimated holding period of the loan are accrued and are classified as part of liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets. As interest is earned, it is reclassified and included in loans receivable on the Consolidated Statement of Net Assets.

The Trust continues to evaluate the collectability of the interest and principal of each of its loans receivable using the same methodology used under going concern accounting. Any changes in collectability will be reflected as a change to the Trust’s net assets in liquidation.

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Prior to the adoption of the plan of liquidation, accounts receivable were recorded at the contractual amount and did not bear interest. The allowance for doubtful accounts was the Trust’s best estimate of the amount of probable credit losses in existing accounts receivable. The Trust reviewed the allowance for doubtful accounts monthly. Past due balances were reviewed individually for collectability. Account balances were charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts balances were $185,000 and $414,000 at July 31, 2014 and December 31, 2013, respectively. In accordance with liquidation accounting, as of August 1, 2014, accounts receivable were adjusted to their net realizable value. The Trust continues to review its accounts receivable monthly and applies the same guidelines for determining an allowance for doubtful accounts. Any changes in the allowance are reflected in the net realizable value of the accounts receivable.

Under going concern accounting, accrued rental income included the difference between straight line rent and contractual amounts due. The Trust reviewed its straight line rent receivables monthly in conjunction with its review of allowance of doubtful accounts. Accrued rental income is not contemplated under liquidation accounting. The Trust accrues rental revenue based on contractual amounts expected to be collected during liquidation.

Securities and Loan Securities at Fair Value

Prior to the adoption of the plan of liquidation, the Trust had the option to elect fair value for these financial assets. The Trust elected the fair value option for real estate securities to mitigate a divergence between accounting and economic exposure for these assets. These securities were recorded on the Consolidated Balance Sheet as securities carried at fair value and loan securities carried at fair value. The changes in the fair value of these instruments were recorded in unrealized gain (loss) on securities and loan securities carried at fair value in the Consolidated Statements of Operations. Under liquidation accounting, loan securities are recorded at their estimated net realizable value.

Preferred Equity Investment

The Trust has certain investments in ventures which entitle it to priority returns ahead of the other equity holders in the ventures. At the inception of each such investment, management determined whether such investment should be accounted for as a loan, preferred equity, equity or as real estate. The Trust classified these investments as preferred equity investments and they were accounted for using the equity method because the Trust has the ability to significantly influence, but not control, the entity’s operating and financial policies. Earnings for each investment were recognized in accordance with each respective investment agreement and where applicable, based upon an allocation of the investment’s net assets at adjusted book value as if the investment was hypothetically liquidated at the end of each reporting period.

Prior to the adoption of the plan of liquidation, at each reporting period the Trust assessed whether there were any indicators of declines in the fair value of preferred equity investments. An investment’s value was impaired only if the Trust’s estimate of the fair value of the investment was less than the carrying value of the investment and such difference was deemed to be other-than-temporary. To the extent impairment had occurred, the loss was measured as the excess of the carrying amount of the investment over the estimated fair value of the investment. Under liquidation accounting, preferred equity investments are classified as equity investments and are carried at their estimated net realizable value.

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Investments

The Trust accounts for its investments in entities in which it has the ability to significantly influence, but does not have a controlling interest, by using the equity method of accounting. Factors that are considered in determining whether or not the Trust exercises control include (i) the right to remove the general partner or managing member in situations where the Trust is not the general partner or managing member, and (ii) substantive participating rights of equity holders in significant business decisions including dispositions and acquisitions of assets, financing, operations and capital budgets, and other contractual rights. Prior to the adoption of the plan of liquidation, under the equity method, the investment, originally recorded at cost, was adjusted to recognize the Trust’s share of net earnings or losses as they occurred and for additional contributions made or distributions received. To recognize the character of distributions from equity investments, the Trust looked at the nature of the cash distribution to determine the proper character of cash flow distributions as either returns on investment, which would be included in operating activities, or returns of investment, which would be included in investing activities.

At each reporting period the Trust assessed whether there are any indicators or declines in the fair value of the equity investments. An investment’s value was impaired only if the Trust’s estimate of the fair value of the investment was less than the carrying value of the investment and such difference was deemed to be other-than-temporary. To the extent impairment had occurred, the loss was measured as the excess of the carrying amount of the investment over the estimated fair value of the investment.

Subsequent to the adoption of liquidation accounting, equity investments are recorded at their net realizable value. The Trust evaluates the net realizable value of its equity investments at each reporting period. Any changes in net realizable value will be reflected as a change to the Trust’s net assets in liquidation.

Lease Intangibles

Under going concern accounting, the Trust estimated the fair value of the identified intangible assets and liabilities of an acquired property. In estimating the fair value, above-market and below-market lease values were recorded based on the difference between the current in-place lease rent and a management estimate of current market rents. Below-market lease intangibles were recorded as a liability and amortized into rental revenue over the non-cancelable periods of the respective leases plus the term of any below-market fixed rate renewal options, if any. Above-market leases were recorded as part of intangible assets and amortized as a direct charge against rental revenue over the non-cancelable portion of the respective leases. In-place lease values were based upon the Trust’s evaluation of the specific characteristics of each tenant lease. Factors considered included estimates of carrying costs during a hypothetical lease up period considering current market conditions and costs to execute similar leases. The in-place lease value was recorded as an intangible asset and amortized as a charge to amortization expense over the life of the respective lease.

Under liquidation accounting, any residual value attributable to lease intangibles is included in the net realizable value of the corresponding investment in real estate. As such, lease intangibles are no longer separately stated on the Consolidated Statement of Net Assets.

Deferred Financing Costs

Prior to the adoption of the plan of liquidation, direct financing costs were deferred and amortized over the terms of the related agreements as a component of interest expense. As deferred financing costs will not be converted to cash or other consideration, these have been valued at $0 as of August 1, 2014 in accordance with liquidation accounting.

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments

Financial instruments held by the Trust include cash and cash equivalents, restricted cash, loan securities, loans receivable, interest rate hedge agreements, accounts receivable, accounts payable and long term debt. Under going concern accounting, cash and cash equivalents, restricted cash, loan securities and interest rate hedge agreements were recorded at fair value. The fair value of accounts receivable and accounts payable approximated their current carrying amounts. Under liquidation accounting, all financial instruments are recorded at their net realizable value.

Derivative Financial Instruments

Prior to the adoption of the plan of liquidation, the Trust’s interest rate swap and interest rate cap agreements were classified on the balance sheet as other assets and other liabilities and were carried at fair value. An interest rate swap was carried as an asset if the counterparty would be required to pay the Trust, or as a liability if the Trust would be required to pay the counterparty to settle the swap. For the Trust’s interest rate contracts that were designated as “cash flow hedges,” the change in the fair value of such derivative was recorded in other comprehensive income or loss for hedges that qualify as effective and the change in the fair value was transferred from other comprehensive income or loss to earnings as the hedged item affected earnings. The ineffective amount of the interest rate swap agreement, if any, was recognized in earnings.

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

As these instruments will not be converted into cash or other consideration, derivative financial instruments have been valued at $0 as of August 1, 2014 in accordance with liquidation accounting. These financial instruments are still in place and effective as of December 31, 2014. The Trust has accrued the estimated monthly amounts for its swap agreements. The amount is included in the liability for estimated costs in excess of estimated receipts during liquidation.

Revenue Recognition

Prior to the adoption of the plan of liquidation, the Trust accounted for its leases with tenants as operating leases with rental revenue recognized on a straight-line basis over the minimum non-cancellable term of the lease. The straight-line rent adjustment decreased revenue by $1,121,000 during the seven months ended July 31, 2014, decreased revenue by $669,000 in the year ended December 31, 2013 and increased revenue by $2,177,000 during the year ended December 31, 2012. The accrued straight-line rent receivable amount at December 31, 2013 was $19,760,000.

Pursuant to the terms of the lease agreements with respect to net lease properties, the tenant at each property is required to pay all costs associated with the property including property taxes, ground rent, maintenance costs and insurance. These costs are not reflected in the consolidated financial statements.

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tenant leases that are not net leases generally provide for (i) billings of fixed minimum rental and (ii) billings of certain operating costs. The Trust accrued the recovery of operating costs based on actual costs incurred.

The Trust recognized lease termination payments as a component of rental revenue in the period received, provided that the Trust has no further obligations under the lease; otherwise, the lease termination payment was amortized on a straight-line basis over the remaining obligation period.

Under liquidation accounting, the Trust has accrued all income that it expects to earn through the end of liquidation to the extent it has a reasonable basis for estimation. These amounts are classified in liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets.

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

In order for the Trust to continue to qualify as a REIT, the value of the Trust’s taxable REIT Subsidiary (“TRS”) stock cannot exceed 25% of the value of the Trust’s total assets. The net income of TRS is taxable at regular corporate tax rates. Current income taxes are recognized during the period in which transactions enter into the determination of financial statement income, with deferred income taxes being provided for temporary differences between the carrying values of assets and liabilities for financial reporting purposes and such values as determined by income tax laws. Changes in deferred income taxes attributable to these temporary differences are included in the determination of income. The Trust and TRS do not file consolidated tax returns.

The Trust reviews its tax positions under accounting guidance which require that a tax position may only be recognized in the financial statements if it is more likely than not that the tax position will prevail if challenged by taxing authorities. The Trust believes it is more likely than not that its tax positions will be sustained in any tax examination. The Trust has no income tax expense, deferred tax assets or deferred tax liabilities associated with any such uncertain tax positions for the operations of any entity included in the Consolidated Statements of Operations and Comprehensive Income. The only provision for federal income taxes relates to the TRS. The Trust’s tax returns are subject to audit by taxing authorities. The tax years 2011 – 2014 remain open to examination by major taxing jurisdictions to which the Trust is subject.

Series D Preferred Shares

On March 23, 2012 the Trust closed on a public offering of 3,220,000 Series D Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series D Preferred Shares”) at a price of $25.0385 per share, par value of $1 per share. The Trust received net proceeds, after underwriters discounts and expenses, of $77,563,000. The Series D Preferred Shares rank senior to the Common Shares with respect to dividend rights and liquidation or dissolution rights. The Series D Preferred Shares have no stated maturity date and are not subject to mandatory redemption or any sinking fund. Holders of the Series D Preferred Shares will generally have no voting rights except for limited voting rights if the Trust fails to pay dividends for six or more quarterly periods. As of July 31, 2014 and December 31, 2013 there were 4,820,000 Series D Preferred Shares outstanding which are classified as a component of permanent equity.

On September 15, 2014 the Trust made the full liquidating distribution on its Series D Preferred Shares of $25.4815 per Series D Preferred Share, which amount consisted of the $25.00 liquidation preference plus accrued and unpaid dividends to, but excluding, the date of payment.

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

Pursuant to the Trust’s 2007 Long Term Stock Incentive Plan the Trust may, from time to time, issue stock-based compensation awards to certain eligible persons including those performing services for FUR Advisors LLC (“FUR Advisors”), the Trust’s external advisor. During 2013, the Trust issued 600,000 restricted common shares of beneficial interest (“Restricted Shares”). See Note 24 – Restricted Share Grants for further discussion. Under going concern accounting, the Trust accounted for this stock-based compensation in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. Until the awards were no longer subject to forfeiture, the Trust measured stock-based compensation expense at each reporting date for any changes in fair value and recognized the expense prorated for the portion of the requisite service period completed.

Under liquidation accounting, compensation expense is no longer recorded as the vesting of the Restricted Shares does not result in cash outflow for the Trust.

Earnings Per Share

Prior to the adoption of the plan of liquidation, the Trust determined basic earnings per share on the weighted average number of Common Shares outstanding during the period and reflected the impact of participating securities. The Trust computed diluted earnings per share based on the weighted average number of Common Shares outstanding combined with the incremental weighted average effect from all outstanding potentially dilutive instruments.

The Trust has calculated earnings per share in accordance with relevant accounting guidance for participating securities and the two class method. The reconciliation of earnings attributable to Common Shares outstanding for the basic and diluted earnings per share calculation is as follows (in thousands, except per share data):

	Seven Months Ended July 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Basic
Income (loss) from continuing operations	$(2,572)	$15,716	$23,399
Loss attributable to non-controlling interest	3,764	4,251	762
Preferred dividend of Series D Preferred Shares	(6,502)	(11,146)	(9,285)
Amount allocated to Restricted Shares	(192)	(307)	—

Income (loss) from continuing operations applicable to Common Shares	(5,502)	8,514	14,876
Income from discontinued operations	11,235	8,772	985
(Income) loss attributable to non-controlling interest from discontinued operations	54	39	(515)

Net income attributable to Common Shares for earnings per share purposes	$5,787	$17,325	$15,346

Basic weighted-average Common Shares	35,821	33,743	33,062

(Loss) income from continuing operations	$(0.15)	$0.25	$0.45
Income from discontinued operations	0.31	0.26	0.01

Net income per Common Share – basic	$0.16	$0.51	$0.46

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Seven Months Ended July 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Diluted
Income (loss) from continuing operations	$(2,572)	$15,716	$23,399
Loss attributable to non-controlling interest	3,764	4,251	762
Preferred dividend of Series D Preferred Shares	(6,502)	(11,146)	(9,285)
Amount allocated to Restricted Shares	(192)	(307)	—

Income (loss) from continuing operations applicable to Common Shares	(5,502)	8,514	14,876
Income from discontinued operations	11,235	8,772	985
(Income) loss attributable to non-controlling interest from discontinued operations	54	39	(515)

Net income attributable to Common Shares for earnings per share purposes	$5,787	$17,325	$15,346

Basic weighted-average Common Shares	35,821	33,743	33,062
Stock options (1)	—	—	—
Restricted Shares (2)	—	31	—

Diluted weighted-average Common Shares	35,821	33,774	33,062

Income (loss) from continuing operations	$(0.15)	$0.25	$0.45
Income from discontinued operations	0.31	0.26	0.01

Net income per Common Share – diluted	$0.16	$0.51	$0.46

(1)	The Trust’s stock options were exercised in 2013. The resulting shares were included in the basic weighted average Common Shares for the seven months ended July 31, 2014 and the year ended December 31, 2013. The Trust’s stock options were dilutive for the year ended December 31, 2012. The weighted-average stock options for the year ended December 31, 2012 were less than one thousand shares.
(2)	The Trust’s Restricted Shares were issued in 2013. The Trust’s Restricted Shares were anti-dilutive for the seven months ended July 31, 2014 and are not included in the weighted-average shares outstanding for the calculation of diluted earnings per Common Share. The Trust’s Restricted Shares were dilutive for the year ended December 31, 2013. The amendments to the Restricted Shares discussed in Note 24 had no impact on the calculation of earnings per share for the periods presented.

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

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Upon transition to the liquidation basis of accounting on August 1, 2014, the Trust accrued the following revenues and expenses expected to be earned or incurred during liquidation (in thousands):

Amount
Rents and reimbursements	$81,975
Interest and dividends	23,349
Property operating expenses	(31,583)
Interest expense	(30,216)
General and administrative expenses	(45,160)
Capital expenditures	(9,785)
Sales costs	(15,805)

Liability for estimated costs in excess of estimated receipts during liquidation	$(27,225)

The change in the liability for estimated costs in excess of estimated receipts during liquidation as of December 31, 2014 is as follows (in thousands):

	August 1, 2014	Cash Payments (Receipts)	Remeasurement of Assets and Liabilities	December 31, 2014
Assets:
Estimated net inflows from investments in real estate and loans receivable	$38,400	$(5,183)	$(8,048)	$25,169
Liabilities:
Sales costs	(15,805)	3,965	—	(11,840)
Corporate expenditures	(49,820)	6,679	(1,441)	(44,582)

	(65,625)	10,644	(1,441)	(56,422)

Total liability for estimated costs in excess of estimated receipts during liquidation	$(27,225)	$5,461	$(9,489)	$(31,253)

5.	Net Assets in Liquidation

The following is a reconciliation of Shareholder’s Equity under the going concern basis of accounting to net assets in liquidation under the liquidation basis of accounting as of August 1, 2014 (in thousands):

Shareholder’s Equity as of July 31, 2014	$476,454
Increase due to estimated net realizable value of investments in real estate	220,338
Increase due to estimated net realizable value of equity investments	182,472
Increase due to estimated net realizable value of loans receivable	6,071
Secured financing	(1,699)
Loan securities	692
Deconsolidation of properties	10,178
Decrease due to write-off of assets and liabilities	(44,691)
Increase in non-controlling interest	(35,675)
Liability for estimated costs in excess of estimated reciepts during liquidation	(27,225)

Adjustment to reflect the change to the liquidation basis of accounting	310,461

Estimated value of net assets in liquidation as of August 1, 2014	$786,915

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net assets in liquidation decreased by $192,211,000 during the period from August 1, 2014 through December 31, 2014. The primary reason for the decline in net assets was due to the liquidating distribution to holders of Series D Preferred Shares, net of previously accrued amounts, totaling $121,890,000 and the accrued liquidating distribution to holders of Common Shares, net of previously accrued amounts totaling $81,959,000.

The net assets in liquidation at December 31, 2014 would result in liquidating distributions of approximately $16.33 per Common Share. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows.

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

There were no inter-level transfers of assets or liabilities during the seven months ended July 31, 2014 or the year ended December 31, 2013.

The table below includes a roll forward of the balance sheet amounts from January 1, 2014 to July 31, 2014 and from January 1, 2013 to December 31, 2013 including the change in fair value for financial instruments classified by the Trust within Level 3 of the valuation hierarchy (in thousands). When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement.

Loan Securities Carried at Fair Value	Seven Months Ended July 31, 2014	Year Ended December 31, 2013
Fair value, beginning of period	$226	$11
Net unrealized gain	—	215

Fair value, end of period	$226	$226

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$215

Quantitative Information about Level 3 Fair Value Measurements

At July 31, 2014 the Trust held only one loan security which was valued at $226,000, or 20% of face value. The valuation reflects assumptions that would be considered by market participants along with management’s assessment of collectible future cash flows.

Non-Recurring Measurements

Non-recurring measurements of fair value of assets or liabilities would typically include investments in real estate, assets held for sale and equity investments. During the seven months ended July 31, 2014 the Trust recognized impairment charges totaling $9,287,000 on its Jacksonville, Florida; Lisle, Illinois (550

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Corporetum); Louisville, Kentucky and Greensboro, North Carolina properties. During the seven months ended July 31, 2014 the Trust also recognized $2,422,000 in other-than-temporary impairment charges on its equity investments. During the year ended December 31, 2013 the Trust recognized impairment charges totaling $2,904,000 on its Lisle, Illinois (701 Arboretum) and Denton, Texas properties. During the year ended December 31, 2013 the Trust recognized other-than-temporary impairment charges totaling $7,687,000 on its equity investments. During the year ended December 31, 2012 the Trust recognized impairment charges totaling $3,260,000 on its Memphis, Tennessee; Atlanta, Georgia and Denton, Texas properties. The Trust did not record any other-than-temporary impairments during the year ended December 31, 2012.

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

Equity and Preferred Equity Investments

Under going concern accounting, equity and preferred equity investments are assessed for other-than-temporary impairment when the carrying value of the Trust’s investment exceeds its fair value. The fair value of equity investments is determined using a discounted cash flow model which incorporates a residual value utilizing an income capitalization approach considering prevailing market capitalization rates. The Trust reviews each investment based on the highest and best use of the investment and market participation assumptions. The significant assumptions used in this analysis include rental revenues, operating expenses, inflation rates, market absorption rates, tenanting costs, the discount rate and capitalization rates used in the income capitalization valuation. The Trust has determined that the significant inputs used to value its Marc Realty and Sealy equity investments fall within Level 3. The Trust recognized other-than-temporary impairment losses of $2,422,000, $7,687,000 and $0 on these investments during the seven months ended July 31, 2014 and the years ended December 31, 2013 and 2012, respectively. See Note 11 – Equity Investments for further details on these impairments.

The Trust has determined that the significant inputs used to value certain of its preferred equity investments fall within Level 3. There were no impairment losses recorded on these preferred equity investments during the seven months ended July 31, 2014 and the years ended December 31, 2013 and 2012.

Investments in Real Estate and Assets Held For Sale

During the seven months ended July 31, 2014 and the years ended December 31, 2013 and 2012, the Trust recognized impairment charges of $9,287,000, $2,904,000 and $3,260,000, respectively, relative to investments in real estate and assets held for sale. Under going concern accounting, the Trust assessed the assets in its portfolio for recoverability based upon a determination of the existence of impairment indicators including significant decreases in market pricing and market rents, a change in the extent or manner in which real estate assets are being used or a decline in their physical condition, current period losses combined with a history of losses or a projection of continuing losses, and a current expectation that real estate assets will be sold or otherwise disposed of before the end of their previously estimated useful lives. When such impairment indicators exist, management estimates the undiscounted cash flows from the

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expected use and disposition of the asset. Significant inputs for this recoverability analysis include the anticipated holding period for the asset as well as assumptions over rental revenues, operating expenses, inflation rates, market absorption rates, tenanting and other capital improvement costs and the asset’s estimated residual value. For those assets not deemed to be fully recoverable, the Trust recorded an impairment charge equal to the difference between the carrying value and estimated fair value of the asset less costs to sell the asset. Management determined the fair value of those assets using an income valuation approach based on assumptions it believed a market participant would utilize. Significant assumptions included discount and capitalization rates used in the income valuation approach.

During August 2012 the Trust entered into a purchase and sale agreement on its Memphis, Tennessee property. A fair value measurement was prepared at September 30, 2012 based on the purchase contract less costs to sell and a $698,000 impairment charge was recorded.

At December 31, 2012 the Trust re-evaluated its business plan and revised its holding period for two assets in the operating properties segment. As a result, it was determined that due to the shorter hold period, the carrying value of the Atlanta, Georgia and Denton, Texas properties were no longer fully recoverable. Impairment charges of $1,738,000 and $824,000 were recorded on the Atlanta, Georgia and Denton, Texas assets, respectively. The fair value of the Atlanta, Georgia property was calculated using the following key Level 3 inputs: discount rates of 6% to 10% and terminal capitalization rate of 0%. A fair value measurement was prepared for the Denton property based on preliminary discussions with a buyer.

During the quarter ended June 30, 2013 the Trust entered into a purchase and sale agreement on its Denton, Texas property. A fair value measurement was prepared based on the purchase contract less costs to sell and a $154,000 impairment charge was recorded at June 30, 2013. The property was sold on July 2, 2013.

In light of continued leasing challenges and specific sub-market dynamics, at September 30, 2013 the Trust re-evaluated its business plan and revised its holding period for its operating property in Lisle, Illinois referred to as 701 Arboretum. As a result, it was determined that due to the shorter holding period, the carrying value of the 701 Arboretum property was no longer fully recoverable. The Trust recorded a $2,750,000 impairment charge in 2013 as a result of the purchase contract. The property was sold on December 17, 2013.

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

During April 2014 the Trust entered into a purchase and sale agreement on its Jacksonville, Florida property. A fair value measurement was prepared at March 31, 2014 based on the purchase contract and a $200,000 impairment charge was recorded. The sale of the property was not completed and the purchase contract was terminated.

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

The table below presents the Trust’s assets and liabilities measured at fair value as of December 31, 2013 according to the level in the fair value hierarchy within which those measurements fall (in thousands):

Non-Recurring Basis	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity investments	$—	$—	$6,751	$6,751

	$—	$—	$6,751	$6,751

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

There was no change in the fair value of loan securities for the seven months ended July 31, 2014. The Trust did not have any holdings of REIT securities at July 31, 2014 or December 31, 2013. The Trust recognized net unrealized gains of $73,000 and $7,363,000 for the years ended December 31, 2013 and 2012, respectively as a result of the change in fair value of the securities and loan securities for which the fair value option was elected which is recorded as an unrealized gain or loss in the Trust’s Consolidated Statements of Operations. Income related to securities carried at fair value is recorded as interest and dividend income.

The following table presents as of July 31, 2014 and December 31, 2013 the Trust’s financial assets for which the fair value option was elected (in thousands):

Financial Instruments at Fair Value	July 31, 2014	December 31, 2013
Assets
Loan securities carried at fair value	$226	$226

	$226	$226

The table below presents as of July 31, 2014 the difference between fair values and the aggregate contractual amounts due on the Trust’s financial assets for which the fair value option has been elected (in thousands):

	Fair Value at July 31, 2014	Amount Due Upon Maturity	Difference
Assets
Loan securities carried at fair value	$226	$1,130	$904

	$226	$1,130	$904

7.	Acquisition and Disposition Activities

Operating Properties

Operating Properties – Acquisition and Financing Activities

Norridge equity acquisition – On March 5, 2014, in connection with the Edens Plaza and Norridge Commons loan origination discussed below, the Trust acquired for $250,000 all of the issued and outstanding shares of Harlem Properties, Inc. (“Harlem”). Harlem is the entity that ultimately controls the entity that owns Norridge Commons, a retail shopping center located in Norridge, Illinois (the “Norridge Property”). The Trust, through its ownership of Harlem, has an effective 0.375% interest in the property and controls the business of the entity and all decisions affecting the entity, its policy and its management. As no other parties have significant participating rights, the Trust consolidated the Norridge Property as of March 5, 2014, the date it acquired the general partner interest.

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

The consolidation of the Norridge Property resulted in $16,391,000 of non-controlling interest being recorded by the Trust.

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

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited pro forma information for the seven months ended July 31, 2014 and the years ended December 31, 2013 and 2012 is presented as if the acquisition of the Norridge Property on March 5, 2014 had occurred on January 1, 2013 and the properties acquired in 2013 and 2012 had occurred on January 1, 2012. This unaudited pro forma information is based upon the historical consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto. The unaudited pro forma information does not purport to represent what the actual results of operations of the Trust would have been had the above occurred. Nor do they purport to predict the results of operations of future periods.

Pro forma (unaudited) (In thousands, except for per share data)	For the Seven Months Ended July 31, 2014	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012
Total revenue	$57,101	$108,333	$112,694
Income (loss) from continuing operations	(2,776)	7,666	10,610
Net income attributable to Winthrop Realty Trust	12,480	24,414	17,519
Per common share data – basic	0.16	0.38	0.25
Per common share data – diluted	0.16	0.38	0.25

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

701 Seventh – capital contributions – During 2014 the Trust made additional capital contributions of $53,187,000 with respect to its interest in the venture that holds an indirect interest in the property located at 701 Seventh Avenue, New York, New York, bringing aggregate capital contributions through December 31, 2014 to $106,624,000. In January 2014, the property’s existing indebtedness was refinanced with a new $237,500,000 mortgage loan and $315,000,000 mezzanine loan to be advanced for construction costs of the approximately 110,000 square feet of retail space and an approximately 120 foot high, 20,000 square foot state of the art LED sign. Both the mortgage loan and the mezzanine loan bear interest at LIBOR plus 8% per annum, require payments of interest only and mature January 31, 2017, subject to two, one-year extensions. In addition, the venture entered into two additional loan agreements providing for supplemental loans of $262,500,000 which, subject to certain conditions, enables the venture to make draws to provide additional construction financing to develop a 452 room hotel which will be constructed above the retail component. If fully funded, the maximum aggregate debt among the various loans funded would be $815,000,000.

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

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Amherst – property sale – On June 25, 2014 the Trust sold its wholly-owned office property located in Amherst, New York to an independent third party for gross sale proceeds of $24,500,000. After costs, pro-rations and a reserve holdback the Trust received net proceeds of approximately $21,226,000 on the sale of the property. Upon completion of the parking area for the office property the Trust received $2,449,000 from the reserve in November 2014, which resulted in aggregate net proceeds of approximately $23,675,000. The Trust recorded a gain of $946,000 on the sale of the property which is included in income from discontinued operations.

Wateridge – sale of interest – On August 6, 2014 the Trust sold its interest in the WRT-Fenway Wateridge venture to its venture partner for approximately $2,383,000 which equaled its liquidation value at August 1, 2014.

5400 Westheimer – sale of interest – On October 1, 2014 the Trust received $1,033,000 in full repayment of the note due from its venture that owns the property located at 5400 Westheimer Court, Houston, Texas. On October 15, 2014 the Trust sold its interest in this venture to one of the venture partners for approximately $9,690,000. The liquidation value of this investment, including the note and the Trust’s interest in the venture, was $10,777,000 at August 1, 2014.

Waterford Place Apartments – property sale – On October 16, 2014 the Trust sold its Waterford Place apartment building in Memphis, Tennessee to an independent third party for gross proceeds of $28,160,000 which equaled the liquidation value at August 1, 2014. After satisfaction of the debt and payment of closing costs, the Trust received net proceeds of approximately $15,290,000.

Kroger-Atlanta – property sale – On October 20, 2014 the Trust sold its retail property located in Atlanta, Georgia for gross proceeds of $1,500,000 and received net proceeds of approximately $1,464,000. The liquidation value of this property was $2,000,000 at August 1, 2014. The decline in value was the result of a change in the lease up assumptions for the property.

Kroger-Greensboro – property sale - On October 20, 2014 the Trust sold its retail property located in Greensboro, North Carolina for gross proceeds of $1,750,000 and received net proceeds of approximately $1,709,000. The liquidation value of this property was $2,500,000 at August 1, 2014. The decline in value was the result of a change in the lease up assumptions for the property.

San Pedro – property sale - On October 24, 2014 the venture in which the Trust holds an 83.7% interest sold its apartment building located in San Pedro, California for gross proceeds of $23,800,000 which equaled the liquidation value at August 1, 2014. The entire net proceeds of approximately $23,090,000 were used to pay down the $150,000,000 loan collateralized by the four properties in the venture.

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Kroger-Louisville – property sale - On November 25, 2014 the Trust sold its retail property located in Louisville, Kentucky for gross proceeds of $2,500,000 and received net proceeds of approximately $2,334,000. The liquidation value of this property was $2,500,000 at August 1, 2014.

1515 Market – property sale - On December 2, 2014 the Trust sold its office property located at 1515 Market Street, Philadelphia, Pennsylvania for gross proceeds of $82,345,000 and received net proceeds of approximately $40,304,000 after satisfaction of the third party mortgage debt, closing costs and pro rations. The liquidation value of this property was $81,314,000 at August 1, 2014.

Burlington – property sale – On December 23, 2014 the Trust sold its office property located in South Burlington, Vermont for gross proceeds of $2,850,000 and received net proceeds of approximately $2,475,000. The liquidation value of this property was $3,225,000 at August 1, 2014. The decline in value was the result of a change in the lease up assumptions for the property.

Sealy Northwest Atlanta – sale of interest – On December 23, 2014 the Trust sold to Sealy, its venture partner, the Trust’s interest in Sealy Northwest Atlanta for total proceeds of $5,641,000. The liquidation value of this investment was $5,692,000 at August 1, 2014.

Loan Asset Activity

Playa Vista – loan activity – On January 10, 2014 the mezzanine loan agreement was amended to increase the principal balance by up to $4,000,000 and to increase the interest rate by 1.5% to a rate of 16.25% per annum. The Trust’s share of the increased loan amount was up to $2,000,000 of which $1,992,000 was funded.

On July 7, 2014 the Trust acquired for $14,000,000 the additional 50% interest in the Playa Vista loan. The Trust also paid $108,000 for the prorated share of interest accrued through June 30, 2014. The purchase price represented a premium of approximately $762,000 over the face of the loan inclusive of interest through June 30, 2014.

On December 9, 2014 the Trust received repayment in full on its $27,394,000 loan receivable collateralized by the office complex in Playa Vista, California. In addition, the Trust received $6,565,000 in exchange for its equity participation interest in the underlying collateral resulting in total proceeds of $33,959,000. The liquidation value of this investment, including the loan receivable and the equity participation, was $29,369,000 at August 1, 2014. Total proceeds exceeded the initial liquidation value as a result of the cash received in satisfaction of the Trust’s participation interest exceeding the Trust’s initial estimate at August 1, 2014.

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

Loan portfolio – sale of interest – In February 2014 the Trust sold its interests in the loans secured directly or indirectly by Hotel Wales, Wellington Tower, 500-512 Seventh Avenue, Legacy Orchard and San Marbeya for an aggregate sales price of $42,900,000. The selling price is net of the secured financings on the Hotel Wales and San Marbeya loans which totaled $29,150,000. In connection with the sale, the

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Trust retained an interest only participation in each of the Legacy Orchard and Hotel Wales loans entitling the Trust to interest at 2.5% per annum on the principal amount of the Legacy Orchard loan and 0.5% per annum on the principal amount of the Hotel Wales loan. No gain or loss was recognized on the sale of the loans.

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

Stamford – loan satisfaction – On August 6, 2014 the Trust’s venture which held the mezzanine loan secured by seven office properties in Stamford, Connecticut received payment in full on the loan. The Trust received net proceeds, inclusive of accrued interest, of $9,450,000 in connection with the payoff which equaled the liquidation value at August 1, 2014.

Shops at Wailea – loan satisfaction – On August 7, 2014 the Trust received $7,556,000, inclusive of accrued interest, in full repayment at par of its loan receivable collateralized by the Shops at Wailea. The liquidation value of this investment was $7,516,000 at August 1, 2014.

Pinnacle II – loan sale - On October 22, 2014 the Trust sold its B-Note receivable which had an outstanding principal balance of $5,017,000 for net proceeds of approximately $4,967,000. The liquidation value of this investment was $4,989,000 at August 1, 2014.

Other Activity:

Notes Payable – On September 10, 2014 the Trust obtained a $25,000,000 unsecured working capital loan from KeyBank National Association. Borrowings under the loan bore interest at LIBOR plus 3%. The loan required monthly payments of interest only and had an initial maturity of March 10, 2015 with two, three-month extension options. Mandatory principal payments were required from net transaction proceeds from the sale or refinancing of any of the Trust’s assets. The loan was repaid in full in October 2014 from the proceeds of asset sales.

Series D Preferred Shares – On September 15, 2014 the Trust made the full liquidating distribution of $122,821,000 ($25.4815 per share) to the holders of its Series D Preferred Shares. Pursuant to the terms of the Series D Preferred Shares, the holders thereof have no further rights or claim to any of the remaining assets of the Trust.

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Loans Receivable

The Trust’s loans receivable at December 31, 2014 and 2013 are as follows (in thousands):

Description	Loan Position	Stated Interest Rate at December 31, 2014		Carrying Amount (1)		Contractual Maturity Date
				December 31, 2014	December 31, 2013
Churchill (2)	Whole Loan	LIBOR + 3.75%		$—	$683	6/01/15
Rockwell	Mezzanine	12.0%		—	—	5/01/16
Popiu Shopping Village	B-Note	6.62%		2,804	2,058	1/06/17
Edens Center and Norridge Commons (3)	Mezzanine	LIBOR + 12%	(4)	18,690	—	3/09/17
Mentor Building	Whole Loan	10.0%		2,511	2,512	9/10/17
1515 Market	Whole Loan	—		—	—	(5), (7)
Hotel Wales	Whole Loan	—		—	20,101	(6)
Legacy Orchard	Corporate Loan	—		—	9,750	(6)
San Marbeya	Whole Loan	—		—	28,546	(6)
500-512 7th Ave	B-Note	—		—	10,250	(6)
Wellington Tower	Mezzanine	—		—	2,991	(6)
Pinnacle II	B-Note	—		—	4,648	(6)
Queensridge	Whole Loan	—		—	2,942	(7)
The Shops at Wailea	B-Note	—		—	6,292	(7)
Playa Vista / Water’s Edge	Mezzanine	—		—	10,327	(7)

				$24,005	$101,100

(1)	The carrying amount at December 31, 2014 represents the estimated amount expected to be collected on disposition of the loan plus contractual interest receivable at December 31, 2014. The carrying amount at December 31, 2013 represents the loan balance under the going concern basis of accounting.
(2)	The Trust determined that this loan receivable is a variable interest in a VIE primarily based on the fact that the underlying entity does not have sufficient equity at risk to permit the entity to finance its activities without additional subordinated financial support. The Trust does not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance and is not required to consolidate the underlying entity.
(3)	Carrying amount includes the par amount of $15,500 plus the estimated amount to be collected on the participation interest of $3,000. A principal payment of $15,275 was received on February 5, 2015 resulting in an outstanding principle balance of $225.
(4)	LIBOR floor of 0.5%.
(5)	This loan was in maturity default at the time of acquisition. The loan was modified on February 1, 2013. The Trust consolidates the operations of the borrower entity and the loan receivable is eliminated in consolidation.
(6)	These loans were sold to independent third parties. See Note 7 – Acquisition and Disposition Activities for details on the sales.
(7)	The loan was satisfied during the year ended December 31, 2014.

The carrying amount of loans receivable at December 31, 2014 represents the estimated amount expected to be collected on disposition of the loans and includes accrued interest of $218,000. The carrying amount of loans receivable at December 31, 2013 includes accrued interest of $501,000 and cumulative accretion of $6,488,000. At December 31, 2013, the Trust’s loan receivables had accretable discount yet to be recognized as income totaling $5,782,000.

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average coupon as calculated on the par value of the Trust’s loans receivable was 10.55% and 6.55% at December 31, 2014 and 2013, respectively, and the weighted average yield to maturity as calculated on the carrying value of the Trust’s loans receivable was 12.78% and 11.59% at December 31, 2014 and 2013, respectively.

At December 31, 2014, none of the Trust’s loans receivable were directly financed. At December 31, 2013, the San Marbeya and Hotel Wales loans receivable were directly financed. See Note 13 – Debt for details on the financings.

Loan Receivable Activity

Activity related to loans receivable is as follows (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013
Balance at beginning of year	$101,100	$211,250
Purchase and advances	35,992	22,314
Interest received, net	(283)	(514)
Repayments / sale proceeds / forgiveness	(120,194)	(75,407)
Elimination of 1515 Market Street in consolidation	—	(60,279)
Loan discount accretion	2,086	4,121
Discount accretion received in cash	(5,865)	(37)
Provision for loss on loans receivable	—	(348)
Liquidation adjustment	6,071	—
Change in liquidation value	5,098	—

Balance at end of year	$24,005	$101,100

The following table summarizes the Trust’s interest, dividend and discount accretion income for the seven months ended July 31, 2014 and the years ended December 31, 2013 and 2012 (in thousands):

	Seven Months Ended July 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Interest on loan assets	$5,770	$14,334	$11,736
Exit fee/prepayment penalty	1,787	—	—
Accretion of loan discount	2,086	4,121	8,333
Interest and dividends on REIT securities	—	—	1,054

Total interest, dividends and discount accretion	$9,643	$18,455	$21,123

The secured financing receivable, the Queensridge loan receivable and the Shops at Wailea loan receivable, each individually representing more than 10% of interest income, contributed approximately 58% of interest income of the Trust for the seven months ended July 31, 2014.

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

Credit Quality of Loans Receivable and Loan Losses

Prior to the adoption of the plan of liquidation, the Trust evaluated impairment on its loan portfolio on an individual basis and developed a loan grading system for all of its outstanding loans that are collateralized

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

directly or indirectly by real estate. Subsequent to the adoption of the plan of liquidation, the Trust utilizes the same grading system to assess the collectability of its loan portfolio. Grading categories include debt yield, debt service coverage ratio, length of loan, property type, loan type, and other more subjective variables that include property or collateral location, market conditions, industry conditions, and sponsor’s financial stability. Management reviews each category and assigns an overall numeric grade for each loan to determine the loan’s risk of loss and to provide a determination as to whether an individual loan is impaired and whether a specific loan loss allowance is necessary. A loan’s grade of credit quality is determined quarterly.

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

Management estimates the loan loss allowance by calculating the estimated fair value less costs to sell of the underlying collateral securing the loan based on the fair value of the underlying collateral, and comparing the fair value to the loan’s net carrying value. If the fair value is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level the Trust believes will be adequate to absorb losses.

The table below summarizes the Trust’s loans receivable by internal credit rating at December 31, 2014 and 2013 (in thousands, except for number of loans):

	December 31, 2014		December 31, 2013
Internal Credit Quality	Number of Loans	Liqudiation Value of Loans Receivable	Number of Loans	Carrying Value of Loans Receivable
Greater than zero	3	$24,005	11	$90,773
Equal to zero	1	—	1	10,327
Less than zero	1	—	1	—

	5	$24,005	13	$101,100

Non-Performing Loans

Prior to adopting the liquidation basis of accounting, the Trust considered a loan to be non-performing and placed loans on non-accrual status at such time as management determined it was probable that it would be unable to collect all amounts due according to the contractual terms of the loan. While on non-accrual status, based on the Trust’s judgment as to collectability of principal, loans were either accounted for on a cash basis, where interest income was recognized only upon actual receipt of cash, or on a cost-recovery basis, where all cash receipts reduced a loan’s carrying value. If and when a loan was brought back into compliance with its contractual terms, the Trust resumed accrual of interest.

As of July 31, 2014 and December 31, 2013, there was one non-performing loan with past due payments. A $348,000 provision for loan loss was recorded as of December 31, 2013. The Trust did not record any provision for loan loss for the seven months ended July 31, 2014.

Secured Financing Receivable

In August 2013 the Trust closed on an agreement to acquire its venture partner’s (“Elad”) 50% interest in the mezzanine lender with respect to the One South State Street, Chicago, Illinois property (“Lender LP”) for $30,000,000. In connection with the transaction, the Trust entered into an option agreement with Elad

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

granting Elad the right, but not obligation, to repurchase the interest in the venture. The option agreement provides Elad, as the transferor, the option to unilaterally cause the return of the asset at the earlier of two years from August 21, 2013 or an event of default on Lender LP’s mezzanine debt. As such, Elad is able to retain control of its interest in Lender LP for financial reporting purposes as the exercise of the option is unconditional other than for the passage of time. As a result, for financial reporting purposes, the transfer of the financial asset is accounted for as a secured financing rather than an acquisition. The $30,000,000 acquisition price is recorded as a secured financing receivable. Under the going concern basis of accounting, the Trust recognized interest income on the secured financing receivable on an accrual basis in accordance with GAAP, at an annual interest rate of 15%. The Trust recorded $2,215,000 of interest income during the seven months ended July 31, 2014 and $1,386,000 during the year ended December 31, 2013.

9.	Securities and Loan Securities Carried at Fair Value

Securities and loan securities carried at fair value are summarized in the table below (in thousands):

	December 31, 2014		December 31, 2013
	Cost	Liquidation Value	Cost	Fair Value
Loan securities	$161	$918	$161	$226

	$161	$918	$161	$226

During the seven months ended July 31, 2014 securities carried at fair value were sold for total proceeds of approximately $75,000. The Trust recorded a gain on these sales of approximately $2,000 in the seven months ended July 31, 2014. No securities have been sold subsequent to August 1, 2014. Subsequent to August 1, 2014 securities are carried at their estimated liquidation value.

During the years ended December 31, 2013 and 2012 securities carried at fair value and loan securities carried at fair value were sold or paid off for total proceeds of approximately $19,918,000 and $28,133,000, respectively. The gross realized gains on these sales and payoffs totaled approximately $742,000 and $655,000 in 2013 and 2012, respectively. For purpose of determining gross realized gains, the cost of securities is based on specific identification.

The Trust did not recognize any unrealized gains or losses on securities carried at fair value or loan securities carried at fair value for the seven months ended July 31, 2014. For the years ended December 31, 2013 and 2012, the Trust recognized net unrealized gains on securities carried at fair value and loan securities carried at fair value of $73,000 and $7,363,000, respectively, as the result of the change in fair value of the financial assets for which the fair value option was elected.

10.	Preferred Equity Investments

The Trust has certain investments in ventures which entitle it to priority returns ahead of other equity holders in the ventures. Under going concern accounting, the Trust classified these investments as preferred equity investments and accounted for them using the equity method of accounting. The Trust recognized earnings from preferred equity investments of $582,000 for the seven months ended July 31, 2014 and $613,000 for the year ended December 31, 2013. The Trust did not recognize any earnings from preferred equity investments for the year ended December 31, 2012.

As of August 1, 2014, in accordance with liquidation accounting, these investments are carried at their net realizable value. These investments are now classified as equity investments on the Consolidated Statement of Net Assets.

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Equity Investments

Under liquidation accounting, equity investments are carried at net realizable value. The Trust’s nominal ownership percentages in its equity investments consist of the following at December 31, 2014 and December 31, 2013:

Venture Partner	Equity Investment	Nominal % Ownership at December 31, 2014	Nominal % Ownership at December 31, 2013
Gancar Trust (1)	Vintage Housing Holdings LLC	75.0%	75.0%
Elad Canada Ltd	WRT One South State Lender LP	50.0%	50.0%
Elad Canada Ltd	WRT-Elad One South State	50.0%	50.0%
	Equity LP
Atrium Holding	RE CDO Management LLC	50.0%	50.0%
Freed	Mentor Retail LLC	49.9%	49.9%
Inland/Lexington	Concord Debt Holdings LLC	33.3%	33.3%
Inland/Lexington	CDH CDO LLC	24.8%	24.8%
Inland (2)	Concord Debt Holdings LLC	33.3%	33.3%
Inland (2)	CDH CDO LLC	24.8%	24.8%
Marc Realty (1)	Atrium Mall LLC	50.0%	50.0%
New Valley/Witkoff	701 Seventh WRT Investor LLC	81.0%	70.5%
RS Summit Pointe (4)	RS Summit Pointe Apartments LLC	80.0%	N/A
Freed	Edens Plaza Associates LLC	<1%	N/A
Freed (4)	Irving-Harlem Venture Limited	<1%	N/A
Sealy (1) (3)	Northwest Atlanta Partners LP	N/A	60.0%
Mack-Cali (3)	WRT-Stamford LLC	N/A	20.0%
Atrium/Northstar (3)	10 Metrotech Loan LLC	N/A	33.3%
Marc Realty (1) (3)	Brooks Building LLC	N/A	50.0%
Marc Realty (1) (3)	High Point Plaza LLC	N/A	50.0%
Marc Realty (1) (3)	1701 Woodfield LLC	N/A	50.0%
Marc Realty (1) (3)	Enterprise Center LLC	N/A	50.0%
ROIC (3)	WRT-ROIC Lakeside Eagle LLC	N/A	50.0%
Fenway (3)	WRT-Fenway Wateridge LLC	N/A	50.0%

(1)	The Trust has determined that these equity investments were investments in VIEs. Under going concern accounting, the Trust determined that it was not the primary beneficiary of these VIEs since the Trust did not have the power to direct the activities that most significantly impact the VIEs economic performance.
(2)	Represents the interests acquired from Lexington Realty Trust on May 1, 2012.
(3)	The Trust’s investment was sold or fully redeemed during the year ended December 31, 2014.
(4)	Investment was previously consolidated under going concern accounting. See Note 2 “Liquidation Basis of Accounting” for further discussion.

See Note 7 – Acquisition and Disposition Activities for information relating to 2014 activity with respect to equity investments.

At December 31, 2014 there is a basis differential for each investment between the Trust’s carrying value of its investments and the basis reflected at the joint venture’s level. The basis differential primarily relates to the difference between the net realizable value of the investment and the inside basis of the Trust’s equity in the joint venture. The basis differential is accounted for in the Trust’s calculation of the net realizable value.

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Investment Impairments

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

Subsequent to December 31, 2013 the Trust entered into an agreement with Marc Realty, its joint venture partner in these equity investments, to sell its interests in High Point, 1701 Woodfield, Enterprise Center along with its controlling interest in the River City property, located in Chicago, Illinois, which is consolidated, for a gross sales price of $6,000,000. The Trust considered the underlying investment characteristics and negotiations with Marc Realty in allocating the purchase price to the specific assets included in the transaction. Additionally, the Trust granted Marc Realty an option exercisable within two years to acquire its interest in 223 West Jackson.

Based on the factors noted above, the Trust concluded that each of the Marc Investments were other-than-temporarily impaired in the aggregate by $7,687,000 at December 31, 2013, when comparing each of their carrying values of $14,438,000 in the aggregate to each of their fair values of $6,751,000 in the aggregate and a corresponding impairment charge has been included in equity in income (loss) of equity investments in the Consolidated Statement of Operations and Comprehensive Income for the year then ended. The Trust separately tested the River City property for impairment and determined that the carrying value of River City was recoverable at December 31, 2013 when comparing the portion of the gross sales price attributable to the River City property to its carrying value.

During June 2014 the Trust was notified by Marc Realty of its intention to exercise its option to acquire the Trust’s interest in 223 West Jackson prior to year end. The purchase price of the Trust’s interest was dependent upon when the option was exercised and certain operating characteristics of the investment at the time of exercise. The Trust considered a probability analysis of various scenarios based on the notification of exercise and the Trust concluded that the carrying value of this investment exceeded its fair value. As a result, the Trust recorded an other-than-temporary impairment charge of $762,000 at June 30, 2014.

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

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Separate Financial Statements for Unconsolidated Subsidiaries

The Trust has determined that for the periods presented in the Trust’s financial statements, certain of its unconsolidated subsidiaries have met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X for which the Trust is required, pursuant to Rule 3-09 of Regulation S-X, to attach separate financial statements as exhibits to its Annual Report on Form 10-K as follows:

Entity	Year(s) Determined Significant	Exhibit
CDH CDO LLC	2013	99.1
Vintage Housing Holdings LLC	2013	99.2
701 Seventh WRT Investor LLC and subsidiaries	2013	99.3

The Trust was granted a waiver of the requirements to provide comparable unaudited Regulation S-X 3-09 financial statements for the year ended December 31, 2014 for its equity method joint venture investees CDH CDO LLC, Vintage Housing Holdings LLC and 701 Seventh WRT Investor LLC by the U.S. Securities and Exchange Commission. Audited financial statements for the year ended December 31, 2013 for these investees are attached to this Form 10-K.

Combined Financial Statements for Unconsolidated Subsidiaries

Pursuant to Rule 4-08(g), the following summarized financial data for unconsolidated subsidiaries includes information for the following entities: Vintage Housing Holdings, LLC, WRT-Elad One South State Equity LP, WRT-Stamford LLC, 10 Metrotech Loan LLC, Mentor Retail LLC, 701 Seventh WRT Investor LLC, WRT-Fenway Wateridge LLC, Brooks Building LLC, High Point Plaza LLC, 1701 Woodfield LLC, Enterprise Center LLC, Atrium Mall LLC, Edens Plaza Associates LLC, Northwest Atlanta Partners LP, Concord Debt Holdings LLC, CDH CDO LLC and WRT-ROIC Lakeside Eagle LLC.

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012
Income Statements
Rental Revenue	94,432	85,660	73,861
Interest, dividends and discount accretion	14,017	40,229	28,041
Expenses	98,107	93,344	89,883
Other loss	5,297	23,188	6,158
Income from continuing operations	5,045	9,357	5,861

	As of December 31, 2014	As of December 31, 2013
Balance Sheets
Investment in real estate	1,251,615	1,291,651
Total assets	1,453,983	1,504,548

Total debt	913,406	896,094
Total liabilities	179,224	270,109
Non controlling interests	88,363	43,660

The Trust had elected a one-month lag reporting period for Vintage Housing Holdings LLC, WRT-Elad One South State Equity LP and WRT-Fenway Wateridge LLC. The Trust had elected a three-month lag reporting period for 701 Seventh WRT Investor LLC.

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Trust was granted a waiver of the requirements to provide Regulation S-X 3-09 financial statements for its equity method joint venture investee Lender LP by the U.S. Securities and Exchange Commission. Lender LP met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X for 2013 solely due to impairment charges recorded on other equity investments as discussed in this Note 11 and non-recurring income recorded by Lender LP in 2013.

Lender LP holds a single loan receivable with a face amount of $51,716,000 at December 31, 2014. The loan bears interest at a rate of 15% per annum, requires payments of interest only and matures December 2017. The loan was acquired at a discount to face and the discount is being accreted into income over the life of the loan.

The balance sheets of Lender LP, on a going concern basis, are as follows (in thousands):

	December 31,
	2014	2013
Assets
Loan receivable	$44,014	$42,173
Other assets, net	5,446	5,028

Total assets	$49,460	$47,201

Liabilities and Equity
Accounts payable and accrued expenses	$2	$23
Other liabilities	—	—

Total liabilities	$2	$23

Equity	49,458	47,178

Total liabilities and equity	$49,460	$47,201

The statements of operations for Lender LP , on a going concern basis, are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenue
Interest income	$10,123	$8,506	$7,378
Management fee income	—	—	—

	10,123	8,506	7,378
Expenses
General and administrative	—	86	127
Other expenses	—	—	—

	—	86	127
Other income and expense
Other income	—	—	—

Net income	$10,123	$8,420	$7,251

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statement of cash flows for Lender LP are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net cash provided by (used in) operating activities	$7,865	$879	$4,967
Net cash provided by (used in) investment	$—	$—	$(21,369)
Net cash provided by (used in) financing activities	$(7,865)	$(5,952)	$21,475
Cash and cash equivalents, end of year	$—	$—	$5,073
Non cash investing and financing activity
Distribution to partners	$—	$(4,166)	$—
Contribution from partners	$20	$—	$—

The Trust was granted a waiver of the requirements to provide Regulation S-X 3-09 financial statements for its equity method joint venture investee RE CDO Management LLC (“RE CDO”) by the U.S. Securities and Exchange Commission. RE CDO met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X for 2013 solely due to impairment charges recorded on other equity investments as discussed in this Note 11 and non-recurring income recorded by RE CDO in 2013.

RE CDO holds a 5.52% interest in (i) a first priority mortgage loan collateralized by land located in Las Vegas, Nevada (the “LV Land”), which loan bears interest at LIBOR plus 40% with a current pay rate of 7.5% and the balance accruing and compounding and which had an outstanding balance of $50,113,000 at December 31, 2014, and (ii) a second priority mortgage loan collateralized by the LV Land which bears interest at 10% per annum, all of which accrues, and which had an outstanding balance of $43,097,000 at December 31, 2014. The interest in the loan was acquired for $1,093,000 and RE CDO accounts for this investment on the cost recovery method.

RE CDO also holds the collateral management agreement for a collateralized debt obligation entity that holds loans and loan securities.

The balance sheets of RE CDO, on a going concern basis, are as follows (in thousands):

	December 31,
	2014	2013
Assets
Loan receivable	$1,002	$1,033
Other assets, net	869	965

Total assets	$1,871	$1,998

Liabilities and equity
Accounts payable and accrued expenses	$12	$16

Total liabilities	12	16

Equity	1,859	1,982

Total liabilities and equity	$1,871	$1,998

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The statements of operations for RE CDO, on a going concern basis, are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenue
Management fee income	$149	$226	$618

	149	226	618

Expenses
General and administrative	79	290	354
Other expenses	51	1,459	129

	130	1,749	483

Other income and expense Gain on sale of assets	—	8,940	—

Net income	$19	$7,417	$135

Statement of cash flows for RE CDO are as follows (in thousands):

	Year Ended December, 31,
	2014	2013	2012
Net cash provided by (used in) operating activities	$104	$(7)	$292
Net cash provided by (used in) investment	$—	$8,940	$(1,093)
Net cash provided by (used in) financing activities	$(141)	$(8,993)	$830
Cash and cash equivalents, end of year	$26	$63	$123

The Trust was granted a waiver of the requirements to provide Regulation S-X 3-09 financial statements for its equity method joint venture investee SoCal by the U.S. Securities and Exchange Commission. SoCal met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X for 2012 solely due to the early payoff of its sole investment in a loan asset. The proceeds from the loan payoff have been distributed, and SoCal was dissolved in 2013.

The statements of operations for SoCal are as follows (in thousands):

For the Year Ended December 31, 2012
Interest, dividends and discount accretion	$25,122

Expenses
Interest	7,794
General and administrative	424
Other expenses	12

Total expenses	8,230

Net income	$16,892

Trust’s share of net income	$9,706

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Lease Intangibles

Under going concern accounting, the Trust’s lease intangibles consisted of the following at July 31, 2014 and December 31, 2013 (in thousands):

	July 31, 2014	December 31, 2013
Lease intangibles	$79,751	$75,753
Less: Accumulated amortization	(30,545)	(25,887)

Lease intangibles, net	$49,206	$49,866

Below market leases	$12,257	$4,159
Less: Accumulated amortization	(2,009)	(1,760)

Below market leases, net	$10,248	$2,399

Under liquidation accounting, there is no amortization related to lease intangibles. See Note 3 – Summary of Significant Accounting Policies for the treatment of lease intangibles under liquidation accounting.

13.	Debt

Mortgage Loans Payable

Mortgage loans payable are carried at their contractual amounts due under liquidation accounting. The Trust had outstanding mortgage loans payable of $296,954,000 and $444,933,000 at December 31, 2014 and 2013, respectively. The mortgage loan payments of principal and interest are generally due monthly, quarterly or semi-annually and are collateralized by applicable real estate of the Trust.

The Trust’s mortgage loans payable at December 31, 2014 and 2013 are summarized as follows (in thousands):

Location of Collateral	Maturity	Spread Over LIBOR (1)		Interest Rate at December 31, 2014	December 31, 2014	December 31, 2013
Lisle, IL	Oct 2015	Libor + 2.5%		2.67%	5,713	$5,752
Chicago, IL	Mar 2016	—		5.75%	19,491	19,856
New York, NY	May 2016	Libor + 2.5%	(2)	3.50%	51,034	51,950
Greensboro, NC	Aug 2016	—		6.22%	13,600	14,735
Phoenix, AZ	Oct 2016	Libor + 2.0%	(3)	2.69%	22,462	24,390
Stamford, CT	Oct 2016	Libor + 2.0%	(3)	2.69%	44,923	48,780
Houston, TX	Oct 2016	Libor + 2.0%	(3)	2.69%	59,524	64,635
Cerritos, CA	Jan 2017	—		5.07%	23,000	23,142
Lisle, IL	Mar 2017	—		5.55%	5,392	5,470
Orlando, FL	Jul 2017	—		6.40%	36,347	36,983
Plantation, FL	Apr 2018	—		6.48%	10,550	10,684
Churchill, PA	Aug 2024	—		3.50%	4,918	5,049
Chicago, IL (4)	N/A	—		N/A	—	8,579
Houston, TX (5)	N/A	—		N/A	—	47,201
Oklahoma City, OK (5)	N/A	—		N/A	—	9,967
Memphis, TN (6)	N/A	—		N/A	—	13,125
San Pedro, CA (6)	N/A	—		N/A	—	12,195
Philadelphia, PA (6)	N/A	—		N/A	—	42,440

					$296,954	$444,933

(1)	The one-month LIBOR rate at December 31, 2014 was 0.17125%. The one-month LIBOR rate at December 31, 2013 was 0.1677%.

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	The loan has a LIBOR floor of 1%.
(3)	The loan has an interest rate swap which effectively fixes LIBOR at 0.69%.
(4)	The loan obligation was satisfied in connection with the sale of the Trust’s interest in the property.
(5)	The property which collateralized this loan is not consolidated under liquidation accounting.
(6)	The loan was satisfied during 2014 in connection with the sale of the property.

Non-Recourse Secured Financings

At December 31, 2013 the Trust had two non-recourse secured financings in the aggregate amount of $29,150,000. During February 2014, the loans that were collateral for the secured financings were sold. As a result of the sale, the secured financings are no longer an obligation of the Trust.

Notes Payable

On September 10, 2014 the Trust obtained a $25,000,000 unsecured working capital loan from KeyBank National Association. The loan bore interest at LIBOR plus 3% per annum and required monthly payments of interest only. The loan had an initial maturity of March 10, 2015 with two, three-month extension options. The loan was repaid in full in October 2014 from the proceeds of asset sales.

In conjunction with the loan modification on the property located in Cerritos, California the Trust assumed a $14,500,000 B Note that bears interest at 6.6996% per annum and requires monthly payments of approximately $12,000 with the balance of the interest accruing. The loan modification agreement provides for a participation feature whereby the B Note can be fully satisfied with proceeds from the sale of the property after the Trust receives its 9.0% priority return of capital, during a specified time period as defined in the loan modification document. The liquidation value of the B Note was $0 at December 31, 2014 and the carrying value was $942,000 at December 31, 2013. The inputs used in determining the estimated fair value of the Trust’s Notes Payable are categorized as Level 3 in the fair value hierarchy.

On October 15, 2012, 5400 Westheimer LP, an entity in which the Trust held an interest and consolidated, executed a note payable in the amount of $1,600,000. The note bore interest at 15% per annum and matured on October 15, 2022. Since the Trust held 50% of the loan, $800,000 of the note payable and the associated interest is eliminated in consolidation for accounting purposes. The balance of the note as of December 31, 2013 was $800,000. The note payable and interest were paid in full on October 1, 2014.

14.	Revolving Line of Credit

The Trust had a revolving line of credit in the principal amount of $50,000,000 which bore interest at LIBOR plus 3% and had a maturity date of March 3, 2014 with an option to extend the maturity date to March 3, 2015. The Trust elected not to exercise its option to extend the revolving line of credit.

The outstanding balance under the facility was $0 at December 31, 2013. The Trust was required to pay a commitment fee on the unused portion of the line, which amounted to approximately $29,000 for the period from January 1, 2014 through March 3, 2014 and approximately $175,000 for year ended December 31, 2013.

15.	Senior Notes Payable

In August 2012 the Trust issued a total $86,250,000 of its Senior Notes at an issue price of 100% of par value. The Senior Notes mature on August 15, 2022 and bear interest at the rate of 7.75% per year, payable quarterly in arrears. The Trust may redeem the Senior Notes, in whole or in part, at any time or from time to time on or after August 15, 2015 at a redemption price in cash equal to 100% of the principal amount redeemed plus accrued and unpaid interest.

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Senior Notes rank senior to all of the Trust’s future indebtedness that by its terms is expressly subordinate to the Senior Notes, effectively making the Senior Notes senior to all of the Trust’s existing and future unsecured senior indebtedness to the extent of the collateral securing the Senior Notes and pari passu thereafter. The Senior Notes are structurally subordinated to all of the existing and future liabilities of the Trust’s subsidiaries, including the Operating Partnership, but will have a security interest in the promissory note of the Operating Partnership to the Trust, which promissory note is pari passu with all existing and future unsecured senior indebtedness of the Operating Partnership.

As of July 31, 2014, pursuant to its securities repurchase plan, the Trust had acquired $11,178,000 of its outstanding Senior Notes in open market transactions for an aggregate price of $11,742,000. In connection with the acquisitions, the Trust recorded a $564,000 loss on extinguishment of debt which is included in income from continuing operations.

Subsequent to the adoption of the plan of liquidation, the Trust has acquired $3,807,000 of its outstanding Senior Notes in open market transactions for an aggregate price of $3,955,000. As of December 31, 2014, there were $71,265,000 Senior Notes outstanding.

The following table summarizes future principal repayments of mortgage loans payable and senior notes payable as of December 31, 2014 (in thousands):

Year	Amount
2015	$7,141
2016	211,745
2017	63,483
2018	10,243
2019	157
Thereafter	75,449

$368,218

16.	Derivative Financial Instruments

The Trust has exposure to fluctuations in market interest rates. The Trust seeks to limit its risk to interest rate fluctuations through match financing on its assets as well as through hedging transactions. Under going concern accounting, the Trust’s derivative financial instruments were classified as other assets and other liabilities on the balance sheet. As these instruments will not be converted to cash or other consideration, derivative financial instruments have been valued at $0 as of August 1, 2014 in accordance with liquidation accounting. These financial instruments are still in place and effective as of December 31, 2014. The Trust has accrued the estimated monthly settlement amounts for its swap agreements. This amount is included in the liability for estimated costs in excess of estimated receipts during liquidation.

The Trust’s objective in using interest rate derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Trust primarily uses interest rate caps and interest rate swaps as part of its interest rate risk management strategy relating to certain of its variable rate debt instruments.

Under going concern accounting, the effective portion of changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the twelve months ended December 31, 2014 and 2013 interest rate hedges were used to hedge the variable cash flows associated with existing variable-rate debt. The Trust also assesses, both at its inception and on an ongoing basis, whether the hedging instrument is highly effective in achieving offsetting changes in the cash flows attributable to the hedged item. Under going concern accounting, the ineffective portion of

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the change, if any, in fair value of the derivatives is recognized directly in earnings. The Trust did not record any hedge ineffectiveness during the seven months ended July 31, 2014 or during the twelve months ended December 31, 2013. The Trust has recorded changes in fair value related to the effective portion of its interest rate hedges designated and qualifying as cash flow hedges totaling $193,000 of comprehensive loss for the seven months ended July 31, 2014, and $74,000 of comprehensive loss for the twelve months ended December 31, 2013.

The table below presents information about the Trust’s interest rate caps and interest rate swaps that were designated as cash flow hedges of interest rate risk at July 31, 2014 (in thousands):

Maturity	Strike Rate	Notional Amount of Hedge	Cost of Hedge	Estimated Fair Value of Hedge	Change in Hedge Valuations Included in Interest Expense for the Seven Months Ended July 31, 2014
Aug 2014	0.50%	$12,955	$22	$—	$7
May 2016	0.50%	41,867	—	(22)	10
Oct 2016	0.69%	150,000	—	(62)	24
Nov 2017	4.00%	50,000	165	104	(105)
Nov 2018	5.00%	50,000	220	96	(129)

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designed as cash flow hedges for the seven months ended July 31, 2014 and the twelve months ended December 31, 2013, respectively (in thousands):

	2014	2013
Amount of gain (loss) recognized in accumulated other comprehensive income on interest rate derivatives (effective portion)	$(200)	$(72)

Amount of gain (loss) reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$7	$(1)

Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	$—	$—

The table below presents information about the Trust’s interest rate caps and swaps that were not designated as cash flow hedges at July 31, 2014 (in thousands):

Maturity	Strike Rate	Notional Amount of Hedge	Cost of Hedge	Estimated Fair Value	Change in Hedge Valuations Included in Interest Expense for the Seven Months Ended July 31, 2014
Oct 2014	1.00%	$5,753	$174	$—	$—
Aug 2015	3.00%	25,500	10	10	—

17.	Non-controlling Interests

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

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Houston, Texas Operating Property – During 2013 a wholly-owned subsidiary of the Trust acquired two quarter-unit limited partner interests from non-controlling interest partners, representing 2% of Westheimer Holding LP (“Westheimer”) for an aggregate purchase price of $150,000. As of July 31, 2014, the Trust owned 32% of Westheimer. The Trust accounted for these purchases as equity transactions recording the difference in the $253,000 carrying value of the acquired non-controlling interest and the purchase price as a $103,000 increase in paid-in capital. See Note 7 – Acquisition and Disposition Activities for discussion on the sale of the Trust’s interest in this venture.

Chicago, Illinois Operating Property – On March 5, 2014 the Trust sold its interest in its consolidated Chicago, Illinois property known as River City which resulted in a decrease in non-controlling interest of $3,764,000. See Note 7 – Acquisition and Disposition Activities for details on the sale.

Norridge, Illinois Operating Property – On March 5, 2014 the Trust acquired the general partner interest in the Norridge Property. The consolidation of the property resulted in an increase in non-controlling interest of $16,391,000. See Note 7 – Acquisition and Disposition Activities for details on the acquisition.

The changes in the Trust’s ownership interest in the subsidiaries impacted consolidated equity during the period as follows:

	Seven Months Ended July 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Net income attributable to Winthrop Realty Trust	$12,481	$28,778	$24,631
Increase (decrease) in Winthrop Realty Trust paid in capital adjustments from transaction with non-controlling interests	—	103	(4,533)

Changes from net income attributable to Winthrop Realty Trust and transfers (to) from non-controlling interest	$12,481	$28,881	$20,098

Under liquidation accounting, the presentation for joint ventures historically consolidated under going concern accounting is determined based on the Trust’s planned exit strategy. Those ventures which the Trust intends to sell the underlying property are presented on a gross basis with a payable to the non-controlling interest holder. Those ventures which the Trust intends to sell its interest in the venture, rather than the property, are accounted for as an equity investment and are presented on a net basis without a non-controlling interest component.

18.	Common Shares

The Trust’s Common Shares have a par value of $1 per share with an unlimited number of shares authorized. There were 36,425,084 and 36,401,438 Common Shares issued and outstanding at December 31, 2014 and 2013, respectively.

19.	Common Share Options

In May 2007 the Trust’s shareholders approved the Winthrop Realty Trust 2007 Long Term Incentive Plan (the “2007 Plan”) pursuant to which the Trust can issue options to acquire Common Shares and restricted share awards to its Trustees, directors and consultants. In May 2013 the Trust’s shareholders approved an

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amendment to the 2007 Plan increasing the number of shares issuable under the plan to 1,000,000. During 2013 the Trust issued 600,000 Restricted Shares pursuant to the plan amendment. See Note 24 – Restricted Share Grants for details on the issuance of the Restricted Shares. There are 400,000 Common Shares reserved for issuance under the 2007 Plan as of December 31, 2014. No stock options have been issued.

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

20.	Discontinued Operations

During 2012 the Trust’s office property in Indianapolis, Indiana and its retail property in Memphis, Tennessee were sold and are included in discontinued operations for all periods presented. During 2013 the Trust’s office properties located in Deer Valley, Arizona; Lisle, Illinois (701 Arboretum) and Andover, Massachusetts and its retail properties in Seabrook, Texas and Denton, Texas were sold and are included in discontinued operations for all periods presented. During 2014 the Trust’s residential property in Meriden, Connecticut and its office properties in Englewood, Colorado; Chicago, Illinois (River City); and Amherst, New York were sold and are included in discontinued operations for all periods presented. The Trust’s retail property in Louisville, Kentucky, which was under contract to be sold, was classified as held for sale at July 31, 2014 and is included in discontinued operations for all periods presented.

Assets and liabilities of assets held for sale at July 31, 2014 consisted of land and building of $2,536,000 and accounts receivable of $58,000.

In September 2012 the Indianapolis, Indiana and Memphis, Tennessee properties were classified as discontinued operations and sold. The Indianapolis, Indiana property was sold for net proceeds of $1,071,000 after satisfaction of the debt. The Trust recorded a $945,000 gain on the sale of the property. The Memphis, Tennessee property was sold on September 28, 2012, and the Trust recorded a $698,000 impairment charge, offset by $592,000 of settlement income which is included in discontinued operations for the year ended December 31, 2012.

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

In August 2013 the Seabrook, Texas property was classified as discontinued operations. The property was sold in August 2013 for net proceeds of $3,202,000 and the Trust recorded a $1,428,000 gain on the sale of the property.

In September 2013 the Trust’s 701 Arboretum property located in Lisle, Illinois was classified as discontinued operations. The Trust had previously recorded a $3,000,000 impairment charge on this property in 2011 as a result of continued declines in occupancy. The Trust recorded an additional

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$2,750,000 impairment charge in 2013 as a result of the purchase contract. The property was sold in December 2013 for net proceeds of $2,351,000 and the Trust recorded a $58,000 gain on the sale.

The Meriden, Connecticut property was classified as discontinued operations as of December 31, 2013. A purchase and sale contract was signed for a gross sales price of $27,500,000 and the Trust received a non-refundable deposit of $500,000. The sale of the property was consummated on February 26, 2014. After transfer of the debt, the Trust received net proceeds of $5,106,000 and recorded a gain of $4,422,000 on the sale of the property.

In March 2014 the Chicago, Illinois property was classified as discontinued operations. The Trust sold to Marc Realty, its venture partner, its interest in the River City, Chicago, Illinois property for gross sale proceeds of $5,800,000. The Trust received $1,300,000 in cash and a note receivable for the remaining $4,500,000. The note bore interest at a rate of 6% per annum, increasing to 7% per annum on the first anniversary and to 8% on the second anniversary. The note required monthly payments of interest only and was scheduled to mature on March 1, 2017. The note was repaid in full during June 2014. The Trust recorded a $3,000 gain on the sale of its interest in River City.

In May 2014 the properties referred to as Crossroads I and Crossroads II located in Englewood, Colorado were classified as discontinued operations and sold for aggregate gross sale proceeds of $31,100,000. After costs and pro-rations the Trust received net proceeds of approximately $29,633,000 and recorded a gain of $5,723,000 on the sale of the properties.

In June 2014 the property located in Amherst, New York was classified as discontinued operations and sold for gross sale proceeds of $24,500,000. After costs, pro-rations and a reserve holdback the Trust received net proceeds of approximately $21,226,000 on the sale of the property. Upon completion of the parking area for the office property the Trust received $2,449,000 from the reserve in November 2014, which resulted in aggregate net proceeds of approximately $23,675,000. The Trust recorded a gain of $946,000 on the sale of the property.

Results for discontinued operations for the seven months ended July 31, 2014 and the years ended December 31, 2013 and 2012 are as follows (in thousands):

	Seven Months Ended July 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Revenues	$3,220	$13,790	$18,504
Operating expenses	(1,614)	(6,572)	(7,819)
Depreciation and amortization	(932)	(4,632)	(6,789)
Interest expense	(446)	(1,915)	(2,926)
Impairment loss	(87)	(2,904)	(1,522)
Gain on sale of real estate	11,094	11,005	945
Settlement income	—	—	592

Income from discontinued operations	$11,235	$8,772	$985

21.	Federal and State Income Taxes

The Trust has made no provision for regular current or deferred federal income taxes and no deferred state income taxes have been provided for on the basis that the Trust operates in a manner intended to enable it to continue to qualify as a real estate investment trust under Sections 856-860 of the Code. In order to qualify as a REIT, the Trust is generally required each year to distribute to its shareholders at least 90% of its taxable income (excluding any net capital gain). The Trust intends to comply with the foregoing minimum dividend requirements. As of December 31, 2013, the Trust has net operating loss carryforwards of

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approximately $9,077,000 which will expire between 2023 and 2033. The Trust does not expect to utilize any of the net operating loss carryforwards to offset 2014 taxable income. The Trust treats certain items of income and expense differently in determining net income reported for financial and tax purposes.

The Trust’s capital loss carryforwards of $12,391,000 are not available in certain states and localities where the Trust has an obligation to pay income taxes. The Trust’s capital loss carryforwards will expire in 2015. The Trust expects to utilize all of its capital loss carryforwards in 2014. In addition, certain states and localities disallow state income taxes as a deduction and exclude interest income from United States obligations when calculating taxable income. Federal and state tax calculations can differ due to differing recognition of net operating losses. Accordingly, the Trust has recorded state and local taxes of $126,000 for the seven months ended July 31, 2014 and $247,000 and $234,000 for the years ended December 31, 2013 and 2012, respectively.

The 2014, 2013 and 2012 cash dividends per Series D Preferred Share for an individual shareholder’s income tax purposes were as follows:

	Ordinary Dividends	Capital Gains	Nontaxable Distribution	Cash Liquidation Distribution	Total Dividends Paid
2014	$—	$1.16	$—	$25.48	$26.64
2013	2.31	—	—	—	2.31
2012	2.31	—	—	—	2.31

The 2014, 2013 and 2012 cash dividends per Common Share for an individual shareholder’s income tax purposes were as follows:

	Ordinary Dividends	Capital Gains	Nontaxable Distribution	Total Dividends Paid
2014	$—	$0.49	$—	$0.49
2013	0.65	—	—	0.65
2012	0.49	—	—	0.49

The following table reconciles GAAP net income attributable to the Trust to taxable income (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Net income (loss) attributable to Winthrop Realty Trust	$12,481	$28,778	$24,631

Book/Tax differences from depreciation and amortization expense	(2,626)	9,563	5,297
Book/Tax differences of accretion of discount	(3,407)	(4,121)	(8,333)
Book/Tax differences of unrealized gains	766	(73)	(6,923)
Book/Tax differences on gains/losses from capital transactions	11,053	(14,848)	(1,876)
Book/Tax differences on Preferred Shares	—	—	—
Book/Tax differences for impairment losses	9,399	2,904	3,260
Book/Tax differences on investments in unconsolidated joint ventures	(15,611)	(17,880)	4,131
Other book/tax differences, net	(13,918)	4,194	(8,781)
Book/Tax differences on dividend income	—	—	(452)
Book/Tax differences of market discount	9,615	—	14,065
Book/Tax difference due to liquidation accounting	33,812	—	—

Taxable income	$41,564	$8,517	$25,019

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.	Commitments and Contingencies

In addition to the initial purchase price of certain loans and operating properties, the Trust has future funding commitments attributable to its 701 Seventh Avenue investment which total approximately $18,376,000 at December 31, 2014. The Trust has a ground lease related to its property located at 450 W 14th Street, New York, New York which expires on June 1, 2053. As of December 31, 2014, in connection with the ground lease, the Trust has commitments of $1,463,000; $1,592,000; $1,656,000; $1,791,000; $1,844,000 and $105,783,000 for the years ending December 31, 2015, 2016, 2017, 2018, 2019 and thereafter, respectively. The Trust also has a ground lease related to its Orlando, Florida property which calls for ground rent of $2.00 per year through December 31, 2017 and then fair market value for each successive renewal term. The building lease requires the tenant to perform all covenants under the ground lease including the payment of ground rent.

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

See Note 23 – Related-Party Transactions for details on potential fees payable to FUR Advisors LLC (“FUR Advisors” or the “Advisor”).

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

23.	Related-Party Transactions

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

The following table sets forth the fees and reimbursements paid by the Trust for the years ended December 31, 2014, 2013 and 2012 to FUR Advisors and Winthrop Management LP (“Winthrop Management”) (in thousands):

	For the Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Base Asset Management Fee (1)	$9,040	$9,289	$8,953
Property Management Fee	1,394	1,226	724
Construction Management Fee	378	397	128

	$10,812	$10,912	$9,805

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Includes fees on third party contributions of $21, $100 and $139 for the years ended December 31, 2014, 2013 and 2012, respectively.

At December 31, 2014, $1,970,000 payable to FUR Advisors and $404,000 payable to Winthrop Management were included in related party fees payable.

Base Asset Management Fee – FUR Advisors is entitled to receive a base management fee of 1.5% of equity as defined in the Advisory Agreement and in certain instances, a termination fee and/or an incentive fee in accordance with the terms of the Advisory Agreement. Additionally, FUR Advisors receives a fee equal to 0.25% of any equity contributions by unaffiliated third parties to a venture managed by the Trust. Under going concern accounting, base management fees were expensed and classified as related party fees in the Consolidated Statements of Operations.

In connection with the adoption of the plan of liquidation, the Trust accrues costs it expects to incur through the end of the liquidation. In this regard, at December 31, 2014 the Trust has accrued, based on its estimates of the timing and amounts of liquidating distributions to be paid to Common Shareholders, base management fees of $11,834,000 exclusive of the $1,970,000 included in related party fees payable, termination fees of $9,496,000 and incentive fees of $14,474,000. These amounts are included in liabilities for estimated costs in excess of estimated receipts during liquidation. Actual fees incurred may differ significantly from these estimates due to inherent uncertainty in estimating future events.

Incentive Fee / Termination Fee – The incentive fee is equal to 20% of any amounts available for distribution in excess of the threshold amount and is only payable at such time, if at all, (i) when holders of the Trust’s Common Shares receive aggregate dividends above the threshold amount or (ii) upon termination of the Advisory Agreement if the net value of the Trust’s assets exceeds the threshold amount based on then current market values and appraisals. That is, the incentive fee is not payable annually but only at such time, if at all, as shareholders have received dividends in excess of the threshold amount (set at $569,963,000 on December 31, 2014 plus an annual return thereon equal to the greater of (x) 4% or (y) the 5 year U.S. Treasury Yield plus 2.5% (such return, the “Growth Factor”) less any dividends paid from and after January 1, 2015). The incentive fee will also be payable if the Advisory Agreement is terminated, other than for cause (as defined) by the Trust or with cause by the Trust’s Advisor, and if on the date of termination the net value of the Trust’s assets exceeds the threshold amount. At December 31, 2014 the threshold amount required to be distributed before any incentive fee would be payable to FUR Advisors was $569,963,000, which was equivalent to $15.91 per Common Share. At December 31, 2014, based on the Trust’s estimate of liquidating distributions, it is estimated that the Advisor would be entitled to an incentive fee of $14,474,000 in connection with the liquidation. This amount has been accrued and is included in liabilities for estimated costs in excess of estimated receipts during liquidation.

With respect to the termination fee, it is only payable if there is (i) a termination of the Advisory Agreement for any reason other than for cause (as defined) by the Trust or with cause by the Trust’s Advisor, (ii) a disposition of all or substantially all of the Trust’s assets, or (iii) an election by the Trust to orderly liquidate the Trust’s assets. The termination fee, if payable, is equal to the lesser of (i) the base management fee paid to the Trust’s Advisor for the prior twelve month period or (ii) either (x) in the case of a termination of the Advisory Agreement, 20% of the positive difference, if any between (A) the appraised net asset value of the Trust’s assets at the date of termination and (B) the threshold amount less $104,980,000, or (y) in the case of a disposition or liquidation, 20% of any dividends paid on account of the Trust’s Common Shares at such time as the threshold amount is reduced to $104,980,000, which will be achieved at such time as aggregate distributions of approximately $12.98 per Common Share in excess of the Growth Factor have been paid. For example, if the Trust had been liquidated at January 1, 2015, the termination fee would only have been payable if total dividends of approximately $12.98 per Common Share had been paid, and then only until the total termination fee paid would have equaled $9,496,000 (the base management fee for the twelve months prior to the approved plan of liquidation), which amount would be achieved when total dividends paid per Common

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share equaled approximately $14.31. At December 31, 2014 it is estimated that the Advisor will be entitled to a termination fee of $9,496,000 in connection with the liquidation. This amount has been accrued and is included in liabilities for estimated costs in excess of estimated receipts during liquidation.

Property Management and Construction Management – Winthrop Management, an affiliate of FUR Advisors and the Trust’s executive officers, assumed property management responsibilities for various properties owned by the Trust. Winthrop Management receives a property management fee and construction management fee pursuant to the terms of individual property management agreements. Prior to the adoption of the plan of liquidation, property management fees were expensed and classified as property operating expenses and construction management fees were capitalized in accordance with GAAP.

24.	Restricted Share Grants

On February 1, 2013 the Board approved the issuance of 600,000 Restricted Shares to the Trust’s Advisor, 500,000 of which were subject to the approval of the shareholders to the increase in the number of shares issuable under the 2007 Plan. The initial 100,000 Restricted Shares were issued on February 28, 2013. At the May 21, 2013 annual shareholders meeting the increase in shares issuable under the 2007 Plan from 100,000 to 1,000,000 was approved by the requisite number of shareholders and the remaining 500,000 shares were issued on May 28, 2013. The Restricted Shares are subject to forfeiture through December 31, 2017 (the “Forfeiture Period”). Except in limited circumstances, if the holder of the Restricted Shares does not remain in continuous employment with FUR Advisors or its affiliate through the Forfeiture Period, all of their rights to the Restricted Shares and the associated dividends held in escrow will be forfeited. Dividends will be paid on the issued Restricted Shares in conjunction with dividends on Common Shares not issued under the 2007 Plan. However, the recipients of the Restricted Shares will only receive dividends as if the shares vested quarterly over the Forfeiture Period, with the remaining dividends to be placed into escrow and paid to the holders at the expiration of the Forfeiture Period. If the Restricted Shares are forfeited, then the dividends held in escrow will similarly be forfeited.

Under going concern accounting, until the awards were no longer subject to forfeiture, the Trust measured stock-based compensation expense at each reporting date for any changes in fair value and recognized the expense prorated for the portion of the requisite service period completed. Accordingly, the Trust recognized $1,450,000 and $899,000 in non-cash compensation expense for the seven months ended July 31, 2014 and the year ended December 31, 2013, respectively. Under liquidation accounting, compensation expense is no longer recorded as the vesting of the Restricted Shares does not result in cash outflow for the Trust.

In connection with the adoption of the plan of liquidation, the Trust’s compensation committee has authorized amendments to the grant agreement to provide for an early expiration of the Forfeiture Period which now expires on May 5, 2016 and the reissuance of forfeited shares. In this regard, 10,000 Restricted Shares, which had previously been forfeited, were issued on September 5, 2014. Additionally, 5,000 Restricted Shares fully vested during 2014 and are no longer subject to forfeiture. As a result, there were 595,000 Restricted Shares issued and outstanding at December 31, 2014.

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.	Future Minimum Lease Payments

Future minimum lease payments scheduled to be received under non-cancellable operating leases are as follows (amounts in thousands):

Year	Amount
2015	$22,018
2016	21,030
2017	20,390
2018	14,565
2019	12,673
Thereafter	37,577

$128,253

The Trust had no tenants representing more than 10% of the base rental revenues of the Trust for the year ended December 31, 2014.

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

Under going concern accounting, these revenues are reported in the operating properties business segment.

26.	Reportable Segments

The FASB guidance on segment reporting establishes standards for the way that public business enterprises report information about reportable segments in financial statements and requires that those enterprises report selected financial information about reportable segments in financial reports issued to shareholders.

Based on the Trust’s method of internal reporting, management determined that it had three reportable segments: (i) the ownership of operating properties; (ii) the origination and acquisition of loans and debt securities secured directly or indirectly by commercial and multi-family real property – collectively, loan assets; and (iii) the ownership of equity and debt securities in other REITs – REIT securities. The accounting policies of the segments are identical to those described in Note 3 – Summary of Significant Accounting Policies. Subsequent to the adoption of the plan of liquidation, the Trust no longer makes operating decisions or assess performance in separate segments as all assets are considered held for sale. Accordingly, the Trust has only one reporting and operating segment subsequent to July 31, 2014.

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

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Trust’s assets by reportable segment and capital expenditures incurred for the Trust’s operating properties for the seven months ended July 31, 2014 and the year ended December 31, 2013:

	Seven Months Ended July 31, 2014	Year Ended December 31, 2013
Assets
Operating properties	$874,237	$845,698
Loan assets	105,614	147,702
REIT securities	—	—
Corporate
Cash and cash equivalents	111,096	112,512
Restricted cash	401	186
Accounts receivable and prepaids	837	543
Deferred financing costs	2,442	2,645
Assets held for sale	2,414	23,038

Total Assets	$1,097,041	$1,132,324

Capital Expenditures
Operating Properties	$3,840	$3,892

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

The following table presents a summary of revenues from operating properties, loan assets and REIT securities and expenses incurred by each segment for the seven months ended July 31, 2014 and the years ended December 31, 2013 and 2012 (in thousands):

	For the Seven Months Ended July 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Operating Properties
Rents and reimbursements	$46,313	$51,865	$33,930
Operating expenses	(17,127)	(17,769)	(10,814)
Real estate taxes	(5,379)	(4,926)	(2,598)
Equity in income of preferred equity investment in Fenway – Wateridge	17	613	—
Equity in income of preferred equity investment in Vintage Housing Holdings	565	—	—
Equity in income (loss) of Marc Realty investments	(19)	(284)	33
Equity in loss of Sealy Northwest Atlanta	(288)	(469)	(388)
Equity in loss of Sealy Newmarket	—	—	(2,811)
Equity in income of Vintage Housing Holdings	4,287	9,174	4,603
Equity in income of WRT-Elad	2,927	1,315	903
Equity in income of Mentor Retail	43	84	46
Equity in income of 701 Seventh Avenue	4,393	3,424	—
Equity in income of Fenway – Wateridge	142	183	—
Equity in income (loss) of Atrium Mall	7	(90)	—
Equity in income of F-II Co-invest	—	—	232
Equity in loss of Edens Plaza Associates	(1)	—	—

Operating properties operating income	35,880	43,120	23,136
Depreciation and amortization expense	(15,957)	(17,275)	(11,277)
Interest expense	(9,323)	(13,157)	(10,886)
Impairment loss on investments in real estate	(9,200)	—	(1,738)
Impairment loss on equity investments	(2,422)	(7,687)	—
Loss on extinguishment of debt	—	—	(121)
Settlement expense	—	(411)	—

Operating properties net income (loss)	(1,022)	4,590	(886)

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Seven Months Ended July 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Loan Assets
Interest income	7,557	14,334	11,736
Discount accretion	2,086	4,121	8,333
Equity in income of Concord Debt Holdings	547	3,072	422
Equity in income of CDH CDO	1,065	1,033	1,715
Equity in income (loss) of Concord Debt Holdings (1)	87	64	(456)
Equity in income (loss) of CDH CDO (1)	1,326	4,926	(997)
Equity in income of ROIC Riverside	—	—	706
Equity in loss of ROIC Lakeside Eagle	(20)	(25)	(42)
Equity in income of RE CDO Management	7	3,709	67
Equity in (loss) income of SoCal Office Loan Portfolio	—	(2)	9,706
Equity in income of WRT-Stamford	541	930	769
Equity in income of 10 Metrotech	—	3,284	335
Realized gain on sale of loan securities carried at fair value	—	—	614
Unrealized gain on loan securities carried at fair value	—	215	447

Loan assets operating income	13,196	35,661	33,355
General and administrative expense	(223)	(44)	(121)
Interest expense	(121)	(1,898)	(1,494)
Provision for loss on loans receivable	—	(348)	—

Loan assets net income	12,852	33,371	31,740

REIT Securities
Interest and dividends	—	—	1,054
Gain on sale of securities carried at fair value	2	742	41
Unrealized gain (loss) on securities carried at fair value	—	(142)	6,916

REIT securities net income	2	600	8,011

Net Income from segments before corporate income (expense)	11,832	38,561	38,865
Reconciliations to GAAP Net Income:
Corporate Income (Expense)
Interest and other income	244	375	699
General and administrative	(4,060)	(4,312)	(3,408)
Related party fees	(5,548)	(9,289)	(8,953)
Transaction costs	(586)	(1,885)	(421)
Interest expense	(3,950)	(7,310)	(3,153)
Loss on extinguishment of debt	(564)	—	—
Federal, state and local taxes	60	(424)	(230)

Income (loss) from continuing operations before non-controlling interest attributable to Winthrop Realty Trust	(2,572)	15,716	23,399
Income from discontinued operations attributable to Winthrop Realty Trust	11,235	8,772	985
Non-controlling interest	3,818	4,290	247

Net income attributable to Winthrop Realty Trust	$12,481	$28,778	$24,631

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

27.	Variable Interest Entities

Consolidated Variable Interest Entities

Under going concern accounting, consolidated variable interest entities are those where the Trust is the primary beneficiary of a variable interest entity. The primary beneficiary is the party that has a controlling financial interest in the VIE, which is defined by the entity having both of the following characteristics: 1) the power to direct the activities that, when taken together, most significantly impact the VIE’s economic performance, and 2) the obligation to absorb losses or the right to receive the returns from the VIE that could be significant to the VIE. At July 31, 2014 the Trust had identified two consolidated variable interest entities: its Cerritos, California office property and 1515 Market Street, its office property located in Philadelphia, Pennsylvania. The 1515 Market Street property was sold on December 2, 2014. The Trust has no future funding obligations to the Cerritos, California property, and the Trust’s maximum exposure to loss is limited to its invested capital.

Variable Interest Entities Not Consolidated

Equity Method and Preferred Equity Investments – Under going concern accounting, the Trust reviewed its various equity method and preferred equity investments and identified six investments for which the Trust held a variable interest in a VIE at July 31, 2014. Of these six interests there were two investments for which the underlying entities did not have sufficient equity at risk to permit them to finance their activities without additional subordinated financial support. There were four additional entities for which the VIE assessment was primarily based on the fact that the voting rights of the entity holders were not proportional to their obligations to absorb expected losses and rights to receive residual returns of the legal entities. These unconsolidated joint ventures were those where the Trust was not the primary beneficiary of a VIE.

Loans Receivable and Loan Securities – Under going concern accounting, the Trust reviewed its loans receivable and loan securities and at July 31, 2014 two of these assets were identified as variable interests in a VIE as the equity investment at risk at the borrowing entity level was not considered sufficient for the entity to finance its activities without additional subordinated financial support. There was one investment where the equity holders lacked the right to receive returns due to the lender’s participation interest in the debt.

Certain loans receivable and loan securities which had been determined to be VIEs were performing assets, meeting their debt service requirements. In these cases the borrower held legal title to the real estate collateral and had the power to direct the activities that most significantly impact the economic performance of the VIE, including management and leasing activities. In the event of default under these loans, the Trust only had protective rights and its obligation to absorb losses was limited to the extent of its loan investment. The borrower was determined to be the primary beneficiary for these performing assets.

The Trust determined that it did not have the power to direct the activities of the properties collateralizing any of its loans receivable and loan properties. For this reason, management believed that it did not control, nor was it the primary beneficiary of these properties. Accordingly, the Trust accounted for these investments under the guidance for loans receivable and real estate debt investments.

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

28.	Quarterly Results of Operations (Unaudited)

The following is an unaudited condensed summary of the results of operations by quarter for the seven months ended July 31, 2014 and the year ended December 31, 2013. The Trust believes all adjustments (consisting of normal recurring accruals) necessary to present fairly such interim combined results in conformity with accounting principles generally accepted in the United States of America have been included.

(In thousands, except per-share data)	Quarters Ended
	March 31	June 30	July 31
2014
Revenues	$24,560	$22,917	$8,479

Net income (loss) attributable to Winthrop Realty Trust	$641	$8,962	$2,879

Net income (loss) applicable to Common Shares	$(2,242)	$6,079	$1,939

Per share
Net income (loss) applicable to Common Shares, basic	$(0.06)	$0.17	$0.05

Net income (loss) applicable to Common Shares, diluted	$(0.06)	$0.17	$0.05

	Quarters Ended
	March 31	June 30	September 30	December 31
2013
Revenues	$16,567	$16,579	$15,844	$21,330

Net income (loss) attributable to Winthrop Realty Trust	$13,746	$8,374	$11,728	$(5,070)

Net income (loss) applicable to Common Shares	$10,943	$5,490	$8,835	$(7,946)

Per share
Net income (loss) applicable to Common Shares, basic	$0.33	$0.17	$0.27	$(0.22)

Net income (loss) applicable to Common Shares, diluted	$0.33	$0.17	$0.27	$(0.22)

29.	Subsequent Events

Vintage Housing Holdings – On January 23, 2015 the Trust entered into an agreement to sell its interest in the Vintage Housing Holdings LLC venture for approximately $85,585,000. The buyer’s $7,500,000 deposit under the purchase agreement became non-refundable, subject to customary conditions including obtaining certain third party consents, on February 13, 2015. If consummated, the sale is expected to close in the second quarter of 2015.

44 Monroe – On January 5, 2015 the venture in which Winthrop holds an 83.7% interest entered into an agreement to sell its 44 Monroe apartment building in Phoenix, Arizona for approximately $50,650,000. The buyer’s $1,000,000 deposit under the purchase became non-refundable, subject to customary conditions, on February 27, 2015. If consummated, the sale is expected to close in the second quarter of 2015. In accordance with the terms of the mortgage loan collateralized by the properties in this venture, the entire net proceeds will be used to pay down the mortgage loan.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2014. Based on such evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Trust’s disclosure controls and procedures are effective.

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

As of December 31, 2014 the Trust’s management conducted an assessment of the effectiveness of the Trust’s internal control over financial reporting. The Trust’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013) in “Internal Control – Integrated Framework.” Based on that assessment and those criteria, we concluded that our internal control over financial reporting is effective as of December 31, 2014.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in this Form 10-K.

Changes in Internal Controls Over Financial Reporting

In connection with the adoption of the liquidation basis of accounting as of August 1, 2014, certain of our internal controls over financial reporting became no longer relevant, primarily relating to asset impairments, and we adopted additional internal controls over financial reporting, primarily with respect to the calculation of our asset values for liquidation accounting purposes.

ITEM 9B – OTHER INFORMATION

None

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about Trustees of the Trust may be found under the caption “Election of Trustees” presented in our Proxy Statement for the Annual Meeting of Shareholders, expected to be held in May 2015, which we refer to as the Proxy Statement. That information is incorporated herein by reference.

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

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statement Schedules.

(1) Financial Statements:

Report of Independent Registered Public Accounting Firm on page 56 of Item 8.

Management’s Report on Internal Control over Financial Reporting on page 115 of Item 9A.

Consolidated Statement of Net Assets (Liquidation Basis) – December 31, 2014 on page 58 of Item 8.

Consolidated Balance Sheet (Going Concern Basis) – December 31, 2013 on page 59 of Item 8.

Consolidated Statement of Changes in Net Assets (Liquidation Basis) – Period from August 1, 2014 through December 31, 2014 on page 60 of Item 8.

Consolidated Statements of Operations and Comprehensive Income (Going Concern Basis) – For the Seven Months Ended

July 31, 2014 and the Years Ended December 31, 2013 and 2012 on page 61 of Item 8.

Consolidated Statements of Equity (Going Concern Basis) – For the Seven Months Ended July 31, 2014 and the Years Ended December 31, 2013 and 2012 on page 62 and page 63 of Item 8.

Consolidated Statements of Cash Flows (Going Concern Basis) – For the Seven Months Ended July 31, 2014 and the Years Ended December 31, 2013 and 2012 on pages 64 and 65 of Item 8.

Notes to Consolidated Financial Statements on pages 66 through 114 of Item 8.

(2) Financial Statement Schedules:

Schedule III – Real Estate and Accumulated Depreciation.

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

WINTHROP REALTY TRUST

Dated: March 16, 2015	By:	/s/ Michael L. Ashner
Michael L. Ashner
Chief Executive Officer

Dated: March 16, 2015	By:	/s/ John A. Garilli
John A. Garilli
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael L. Ashner	Trustee	March 16, 2015

/s/ Carolyn Tiffany	Trustee	March 16, 2015

Arthur Blasberg, Jr.
Howard Goldberg
Thomas McWilliams
Lee Seidler
Steven Zalkind

By:	/s/ Carolyn Tiffany	Trustee	March 16, 2015
Carolyn Tiffany, as attorney-in-fact

WINTHROP REALTY TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

At December 31, 2014

(amounts in thousands)

				Initial Cost to Company		Gross Amounts at Which Carried at Close of Period
	Location		Encumbrance	Land	Building and Improvements	Land	Building and Improvements	Accumulated Depreciation (2)	Net Liquidation Adjustment (1)	Total	Date Acquired	Life
Office	Orlando	FL	$36,347	$—	$17,248	$—	$17,290	$(4,196)	$—	$13,094	11/2004	40 yrs
Office	Plantation	FL	10,550	—	8,915	4,000	8,935	(2,169)		10,766	11/2004	40 yrs
Office	Chicago	IL	19,491	—	23,635	—	27,406	(6,280)		21,126	10/2005	40 yrs
Office	Lisle	IL	5,712	3,774	16,371	3,774	7,096	(806)		10,064	2/2006	40 yrs
Office	Lisle	IL	5,392	780	2,803	780	3,492	(690)		3,582	2/2006	40 yrs
Office	New York	NY	51,034	—	52,778	—	60,524	(4,816)		55,708	11/2011	40 yrs
Office	Cerritos	CA	23,000	4,114	16,190	4,115	19,061	(1,422)		21,754	10/2012	40 yrs

Other	Jacksonville	FL	—	2,166	8,684	2,166	10,305	(715)		11,756	11/2004	40 yrs
Other	Churchill	PA	4,918	—	23,834	—	9,705	(4,301)		5,404	11/2004	40 yrs
Other	Greensboro	NC	13,600	1,961	16,482	1,952	16,639	(1,152)		17,439	11/2012	40 yrs
Other	Phoenix	AZ	22,462	1,053	38,488	1,053	38,488	(805)		38,736	10/2013	40 yrs
Other	Stamford	CT	44,923	5,707	73,460	5,707	73,521	(1,414)		77,814	10/2013	40 yrs
Other	Houston	TX	59,525	16,167	88,769	16,167	89,173	(1,861)		103,479	10/2013	40 yrs
	Net Liquidation Adjustment (1)		—	—	—	—	—	—	166,603	166,603

	Total		$296,954	$35,722	$387,657	$39,714	$381,635	$(30,627)	$166,603	$557,325

The changes in total real estate for the period August 1, 2014 through December 31, 2014 are as follows (in thousands):

Balance as of August 1, 2014	$478,607
Capital expenditures	6,513
Liquidation adjustment	168,959
Disposals	(96,754)

Balance as of December 31, 2014 (liquidation basis)	$557,325

(1)	Under the liquidation basis of accounting, real estate holdings are now carried at their estimated net realizable values. As a result, the net liquidation adjustment is the net adjustment that the Trust has made to the carrying value of the properties in order to reflect the liquidation value.
(2)	Depreciation expense will not be recorded subsequent to July 31, 2014 as a result of the adoption of our plan of liquidation.

The aggregate cost of the properties for federal income tax purposes was approximately $311,526.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

(amounts in thousands)

The following is a reconciliation of real estate assets and accumulated depreciation:

	Year Ended December 31,
	2014	2013	2012
Real Estate
Balance at beginning of period	$670,868	$421,989	$363,832
Additions during the period:
Other acquisitions	55,923	258,153	59,312
Improvements, etc.	10,273	6,165	12,417
Liquidation adjustment	166,603	—	—
Other additions	—	41,967	—
Deductions during this period:
Cost of real estate sold	(99,679)	(27,974)	(629)
Other deductions	—	—	(26)
Asset impairments	(9,287)	(2,799)	(2,562)
Deconsolidation of property	(140,491)	—	—
Disposal of fully amortized assets	(5,293)	(1,082)	(297)
Transfer of discontinued operations	(60,965)	(25,551)	(10,058)

Balance at end of period	$587,952	$670,868	$421,989

Accumulated Depreciation
Balance at beginning of period	$56,448	$51,553	$44,556
Additions charged to operating expenses	10,595	13,671	11,207
Disposal of properties	(5,268)	(4,946)	—
Deconsolidation of property	(16,017)	—	—
Transfer (to) from discontinued operations, net (1)	(9,838)	(2,748)	(3,913)
Disposal of fully amortized assets	(5,293)	(1,082)	(297)

Balance at end of period	$30,627	$56,448	$51,553

(1)	In 2014, the Englewood, Colorado; Chicago, Illinois (River City); Louisville, Kentucky and Amherst, New York properties were placed into discontinued operations. In 2013, the Deer Valley, Arizona; Meriden, Connecticut; Lisle, Illinois; Andover, Massachusetts; Denton, Texas and Seabrook, Texas properties were placed in discontinued operations. In 2012, the Indianapolis, Indiana and Memphis, Tennessee properties were placed into discontinued operations.

Schedule IV

Mortgage Loans on Real Estate

December 31, 2014

(Amounts in thousands)

Type of Loan	Location	Interest Rate	Contratual Maturity Date	Periodic Payment Terms	Senior Liens	Face Value	Outstanding Principal	Carrying Amount (1)
Mezzanine	Chicago, IL Norridge, IL	LIBOR + 12%	03/09/17	Interest Only	—	$15,500	$15,500	$18,690
Whole Loan	Chicago, IL	10.0%	09/10/17	Interest Only	—	2,497	2,497	2,511
B-Note Other	Kauai, HI	6.658%	01/06/17	Amortizing	28,272	2,791	2,791	2,804
Mezzanine	Rockwell, NY	12.0%	05/01/16	Interest Only	16,342	1,486	1,486	—
Whole Loan	Churchill, PA	LIBOR + 3.75%	06/01/15	Interest Only	—	333	333	—

						$22,607	$22,607	$24,005

(1)	Carrying amount represents the estimated amount expected to be collected on disposition of the loan, plus contractual interest receivable at December 31, 2014.

Reconciliation of Mortgage Loans on Real Estate:

The following table reconciles Mortgage Loans for the years ended December 31, 2014, 2013 and 2012.

	2014	2013	2012
Balance at January 1	$101,100	$211,250	$114,333
Purchase and advances	35,992	22,314	175,550
Interest (received) accrued, net	(283)	(514)	516
Repayments / Sale Proceeds	(120,194)	(75,407)	(68,824)
Loan accretion	2,086	4,121	8,333
Discount accretion received in cash	(5,865)	(37)	(15,720)
Liquidation adjustment	6,071	—	—
Change in liquidation value	5,098	—	—
Reclass to equity investments	—	—	(2,938)
Elimination of 1515 Market Street in consolidation	—	(60,279)	—
Provision for loss on loans receivable	—	(348)	—

Balance at December 31	$24,005	$101,100	$211,250

Exhibit	Description	Page Number

3.1	Second Amended and Restated Declaration of Trust as of May 21, 2009 – Incorporated by reference to Exhibit 3.1 to the Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2009.	—

3.2	By-laws of Winthrop Realty Trust as amended and restated on November 3, 2009 – Incorporated by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed November 6, 2009.	—

3.3	Amendment to By-laws – Incorporated by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed March 6, 2010.	—

4.1	Form of certificate for Common Shares of Beneficial Interest – Incorporated by reference to Exhibit 4.1 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008.	—

4.2	Agreement of Limited Partnership of WRT Realty L.P., dated as of January 1, 2005 – Incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed January 4, 2005.	—

4.3	Amendment No. 1 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of December 1, 2005 – Incorporated by reference to Exhibit 4.4 to the Trust’s Form 10-K filed March 15, 2012.	—

4.4	Amendment No. 2 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of November 28, 2011 – Incorporated by reference to the Trust’s Current Report on Form 8-K filed November 28, 2011.	—

4.5	Amendment No. 3 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of March 23, 2012 – Incorporated by reference to the Trust’s Current Report on Form 8-K filed March 23, 2012.	—

4.6	Amended and Restated Certificate of Designations of 9.25% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest – Incorporated by reference to the Trust’s Current Report on Form 8-K filed March 23, 2012.	—

4.7	Form of Specimen Certificate for the 9.25% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest – Incorporated by reference to Exhibit 4.2 to Trust’s Form 8-A filed with the Securities and Exchange Commission on November 23, 2011.	—

4.8	Indenture, dated August 6, 2012 between the Trust and The Bank of New York Mellon, as trustee – Incorporated by reference to the Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed August 9, 2012.	—

4.9	First Supplemental Indenture, dated August 15, 2012, between the Trust and the Bank of New York Mellon, as trustee and collateral agent – Incorporated by reference to Exhibit 4.1 of the Trust’s Current Report on Form 8-K filed August 15, 2012.	—

10.1	Stock Purchase Agreement between the Trust and FUR Investors, LLC, dated as of November 26, 2003, including Annex A thereto, being the list of Conditions to the Offer – Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed December 1, 2003.	—

10.2	Third Amended and Restated Advisory Agreement dated February 1, 2013, between the Trust, WRT Realty L.P. and FUR Advisors LLC – Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed February 4, 2013.	—

10.3	Exclusivity Services Agreement between the Trust and Michael L. Ashner – Incorporated by reference to Exhibit 10.4 to the Trust’s Current Report on Form 8-K filed December 1, 2003.	—

Exhibit	Description	Page Number
10.4	Amendment No. 1 to Exclusivity Agreement, dated November 7, 2005 – Incorporated by reference to Exhibit 10.7 to the Trust’s Current Report on Form 8-K filed November 10, 2005.	—

10.5	Amendment No. 2 to Exclusivity Agreement, dated February 1, 2013 – Incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed February 4, 2013.	—

10.6	Covenant Agreement between the Trust and FUR Investors, LLC – Incorporated by reference to Exhibit 10.5 to the Trust’s Current Report on Form 8-K filed December 1, 2003.	—

10.7	Amendment No. 1 to Covenant Agreement, dated February 4, 2013 – Incorporated by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K filed February 4, 2013.	—

10.8	Winthrop Realty Trust 2007 Long Term Stock Incentive Plan – Incorporated by reference to the Trust’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 30, 2007.	—

10.9	Amended and Restated Loan Agreement, dated as of March 3, 2011, between WRT Realty L.P. and KeyBank, National Association – Incorporated by reference to Exhibit 10.19 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2011.	—

10.10	Guaranty from Winthrop Realty Trust and certain of its Subsidiaries in favor of KeyBank, National Association – Incorporated by reference to Exhibit 10.20 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2011.	—

10.11	Restricted Share Award Agreement, dated February 1, 2013, between Winthrop Realty Trust and Michael L. Ashner – Incorporated by reference to Exhibit 10.4 to the Trust’s Current Report on Form 8-K filed February 4, 2013.	—

10.12	Restricted Share Award Agreement, dated February 1, 2013, between Winthrop Realty Trust and Carolyn Tiffany – Incorporated by reference to Exhibit 10.4 to the Trust’s Current Report on Form 8-K filed February 4, 2013.	—

21	List of Subsidiaries	*

23.1	Consent of Independent Registered Accounting Firm – PricewaterhouseCoopers LLP	*

23.2	Consent of Independent Registered Accounting Firm – KPMG LLP (CDH CDO LLC financials)	*

23.3	Consent of Independent Registered Accounting Firm – Pricewaterhouse Coopers LLP (Vintage Housing Holdings LLC Financials)	*

23.4	Consent of Independent Registered Accounting Firm – WeiserMazars LLP (701 Seventh WRT Investor LLC Financials)	*

24	Power of Attorney	*

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

99.1	Consolidated Financial Statements of CDH CDO LLC	*

99.2	Consolidated Financial Statements of Vintage Housing Holdings, LLC	*

Exhibit	Description	Page Number
99.3	Consolidated Financial Statements of 701 Seventh WRT Investor, LLC	*

101.INS	XBRL Report Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Calculation Linkbase Document	*

101.LAB	XBRL Taxonomy Label Linkbase Document	*

101.PRE	XBRL Presentation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

*	filed herewith