Form 10-Q
period 2015-03-31
Winthrop Realty Trust
filed 2015-05-08
CIK 37008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2015

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

As of May 1, 2015 there were 36,425,084 Common Shares of Beneficial Interest outstanding.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2015

(Unaudited)

Part I. Financial Information

Item 1.	Financial Statements (unaudited)

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2015

CONSOLIDATED STATEMENTS OF NET ASSETS

(Liquidation Basis)

(unaudited, in thousands)

	March 31, 2015	December 31, 2014
ASSETS
Investments in real estate	$561,300	$557,325
Equity investments	393,780	389,921
Cash and cash equivalents	56,264	127,583
Restricted cash held in escrows	6,946	5,831
Loans receivable	8,464	24,005
Secured financing receivable	29,210	29,210
Accounts receivable	1,116	1,468
Loan securities	—	918

TOTAL ASSETS	1,057,080	1,136,261

LIABILITIES
Mortgage loans payable	296,174	296,954
Senior notes payable	71,255	71,265
Liability for non-controlling interests	45,901	46,564
Liability for estimated costs in excess of estimated receipts during liquidation	35,391	31,253
Dividends payable	1,136	82,353
Accounts payable, accrued liabilities and other liabilities	7,980	10,794
Related party fees payable	2,073	2,374

TOTAL LIABILITIES	459,910	541,557

COMMITMENTS AND CONTINGENCIES
Net assets in liquidation	$597,170	$594,704

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2015

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(Liquidation Basis)

(unaudited, in thousands)

Three Months
Ended
March 31, 2015
Net assets in liquidation, December 31, 2014	$594,704
Changes in net assets in liquidation
Change in liquidation value of investments in real estate	3,975
Change in liquidation value of loan securities	(918)
Change in liquidation value of equity investments	2,733
Remeasurement of assets and liabilities	(3,724)
Remeasurement of non-controlling interests	400

Changes in net assets in liquidation	2,466

Net assets in liquidation, March 31, 2015	$597,170

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2015

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

(Going Concern Basis)

(unaudited, in thousands, except per share data)

Three Months Ended
March 31, 2014
Revenue
Rents and reimbursements	$19,063
Interest, dividends and discount accretion	5,497

24,560
Expenses
Property operating	7,433
Real estate taxes	2,195
Depreciation and amortization	7,229
Interest	5,693
Impairment loss on investments in real estate	9,200
General and administrative	1,642
Related party fees	2,375
Transaction costs	250
State and local taxes	12

36,029

Other income
Equity in income of equity investments	6,194
Earnings from preferred equity investments	7
Realized gain on sale of securities carried at fair value	2
Interest and other income	85

6,288

Loss from continuing operations	(5,181)

Discontinued operations
Income from discontinued operations	4,379

Net loss	(802)
Net loss attributable to non-controlling interest	1,443

Net income attributable to Winthrop Realty Trust	641
Preferred dividend of Series D Preferred Shares	(2,787)
Amount allocated to Restricted Common Shares	(96)

Net loss attributable to Common Shares	$(2,242)

Per Common Share data - Basic
Loss from continuing operations	$(0.18)
Income from discontinued operations	0.12

Net loss attributable to Common Shares	$(0.06)

Per Common Share data - Diluted
Loss from continuing operations	$(0.18)
Income from discontinued operations	0.12

Net loss attributable to Common Shares	$(0.06)

Basic Weighted-Average Common Shares	35,816

Diluted Weighted-Average Common Shares	35,816

Comprehensive income
Net loss	(802)
Change in unrealized loss on interest rate derivative	(145)

Consolidated comprehensive loss	(947)

Net loss attributable to non-controlling interest	1,443

Comprehensive loss attributable to non-controlling interest	1,443

Comprehensive income attributable to Winthrop Realty Trust	$496

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2015

CONSOLIDATED STATEMENT OF EQUITY

(Going Concern Basis)

(Unaudited, in thousands)

	Series D Preferred					Accumulated	Accumulated
	Shares of Beneficial		Common Shares of		Additional	Distributions	Other	Non-
	Interest		Beneficial Interest		Paid-In	in Excess of	Comprehensive	Controlling
	Shares	Amount	Shares	Amount	Capital	Net Income	Income	Interests	Total
Balance, December 31, 2013	4,820	$120,500	36,401	$35,809	$647,121	$(322,432)	$(124)	$28,789	$509,663

Net income attributable to Winthrop Realty Trust	—	—	—	—	—	641	—	—	641
Net loss attributable to non-controlling interests	—	—	—	—	—	—	—	(1,443)	(1,443)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(20)	(20)
Contributions from non-controlling interests	—	—	—	—	—	—	—	149	149
Increase in non-controlling interest due to consolidation of property	—	—	—	—	—	—	—	16,391	16,391
Decrease in non-controlling interest due to property sale	—	—	—	—	—	—	—	(3,764)	(3,764)
Dividends declared on Common Shares of Beneficial Interest ($0.1625 per share)	—	—	—	—	—	(5,820)	—	—	(5,820)
Dividends declared on Series D Preferred Shares ($0.578125 per share)	—	—	—	—	—	(2,787)	—	—	(2,787)
Dividends declared on Restricted Shares	—	—	—	—	—	(96)	—	—	(96)
Change in unrealized loss on interest rate derivatives	—	—	—	—	—	—	(145)	—	(145)
Stock issued pursuant to Dividend Reinvestment Plan	—	—	8	8	83	—	—	—	91
Amortization of Restricted Shares	—	—	—	—	414	—	—	—	414

Balance, March 31, 2014	4,820	$120,500	36,409	$35,817	$647,618	$(330,494)	$(269)	$40,102	$513,274

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2015

CONSOLIDATED STATEMENT OF CASH FLOWS

(Going Concern Basis)

(Unaudited, in thousands)

Three Months Ended March 31, 2014
Cash flows from operating activities
Net loss	$(802)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs and fair value of debt)	5,056
Amortization of lease intangibles	3,120
Straight-line rental income	717
Loan discount accretion	(1,205)
Discount accretion received in cash	5,865
Earnings of preferred equity investments	(7)
Income of equity investments	(6,194)
Distributions of income from equity investments	3,926
Restricted cash held in escrows	(516)
Gain on sale of securities carried at fair value	(2)
Gain on sale of real estate investments	(4,425)
Impairment loss on investments in real estate	9,200
Tenant leasing costs	(1,294)
Equity compensation expenses	414
Bad debt recovery	(351)
Changes in assets and liabilities:
Interest receivable	187
Accounts receivable and other assets	227
Accounts payable, accrued liabilities and other liabilities	(1,250)

Net cash provided by operating activities	12,666

Cash flows from investing activities
Issuance of loans receivable	(17,492)
Investments in real estate	(1,814)
Investment in equity investments	(40,002)
Return of capital distribution from equity investments	418
Purchase of securities carried at fair value	(73)
Proceeds from sale of investments in real estate	5,324
Proceeds from sale of equity investments	200
Proceeds from sale of securities carried at fair value	75
Proceeds from sale of loans receivable	37,052
Restricted cash held in escrows	1,040
Collection of loans receivable	3,214
Cash from consolidation of properties	332

Net cash used in investing activities	(11,726)

(continued on next page)

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2015

CONSOLIDATED STATEMENT OF CASH FLOWS

(Going Concern Basis)

(Unaudited, in thousands)

Three Months Ended March 31, 2014
Cash flows from financing activities
Principal payments of mortgage loans payable	(2,450)
Restricted cash held in escrows	(2,872)
Contribution from non-controlling interest	149
Distribution to non-controlling interest	(20)
Proceeds from issuance of Common Shares under
Dividend Reinvestment Plan	91
Dividend paid on Common Shares	(5,819)
Dividend paid on Restricted Shares	(19)

Net cash used in financing activities	(10,940)

Net decrease in cash and cash equivalents	(10,000)
Cash and cash equivalents at beginning of period	112,512

Cash and cash equivalents at end of period	$102,512

Supplemental Disclosure of Cash Flow Information
Interest paid	$6,672

Capitalized interest	$975

Taxes paid	$11

Supplemental Disclosure on Non-Cash Investing and Financing Activities
Dividends accrued on Common Shares and Restricted Shares	$5,916

Dividends accrued on Series D Preferred Shares	$2,787

Capital expenditures accrued	$2,403

Conveyance of secured financing in settlement of loans receivable	$(29,150)

Forgiveness of loan receivable	$190

Seller financing receivable	$4,500

Fair value of assets acquired	$69,140

Fair value of liabilities assumed	$52,687

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2015

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

The dissolution process and the amount and timing of distributions to shareholders involves risks and uncertainties. Accordingly, it is not possible to predict the timing or aggregate amount which will ultimately be distributed to shareholders and no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in the Consolidated Statements of Net Assets.

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

FORM 10-Q MARCH 31, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Summary of Significant Accounting Policies

Basis of Presentation

Pre Plan of Liquidation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, although management believes that the disclosures presented herein are adequate to make the accompanying unaudited consolidated interim financial statements not misleading. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated annual financial statements and the notes thereto included in Winthrop’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC. In the opinion of management, all adjustments considered necessary for fair statements have been included, and all such adjustments were of a normal recurring nature. The results of operations for the interim periods were not necessarily indicative of the operating results for the full year.

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

The consolidated financial statements for the period ended March 31, 2014 were prepared on the going concern basis of accounting, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

The Trust accrues costs and income that it expects to incur and earn through the end of liquidation to the extent it has a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statements of Net Assets. Actual costs and income may differ from amounts reflected in the financial statements because of inherent uncertainty in estimating future events. These differences may be material. See Note 4 for further discussion. Actual costs incurred but unpaid as of March 31, 2015 are included in accounts payable, accrued liabilities and other liabilities on the Consolidated Statements of Net Assets.

In liquidation, the presentation for joint ventures historically consolidated under going concern accounting is determined based on the Trust’s planned exit strategy. Those ventures where the Trust intends to sell the property are presented on a gross basis with a payable to the non-controlling interest holder. Those ventures where the Trust intends to sell its interest in the venture, rather than the property, are presented on a net basis and are included in equity investments on the Consolidated Statements of Net Assets. Amounts due to non-controlling interests in connection with the disposition of consolidated joint ventures have been accrued and are recorded as liability for non-controlling interests.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net assets in liquidation represents the estimated liquidation value available to holders of Common Shares upon liquidation. Due to the uncertainty in the timing of the anticipated sale dates and the estimated cash flows, actual operating results and sale proceeds may differ materially from the amounts estimated.

Reclassifications

Discontinued operations presented in the Consolidated Statement of Operations include: (i) the operations of the Trust’s residential property in Meriden, Connecticut; (ii) the Trust’s office properties in Englewood, Colorado, Chicago, Illinois (River City) and Amherst, New York; (iii) and the Trust’s retail property in Louisville, Kentucky.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions in determining the values of assets and liabilities, disclose contingent assets and liabilities at the date of the consolidated financial statements and the amounts of revenue and expenses during the reporting period. Under going concern accounting, the estimates that are particularly susceptible to management’s judgment include, but are not limited to, the impairment of real estate, loans and investments in ventures and real estate securities carried at fair value. In addition, estimates are used in accounting for the allowance for doubtful accounts. Under liquidation accounting, the Trust is required to estimate all costs and income that it expects to incur and earn through the end of liquidation including the estimated amount of cash it will collect on disposal of its assets and estimated costs incurred to dispose of assets. All of the estimates and evaluations are susceptible to change and actual results could differ materially from the estimates and evaluations.

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

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Trust calculated earnings per share in accordance with relevant accounting guidance for participating securities and the two class method. The reconciliation of earnings attributable to Common Shares outstanding for the basic and diluted earnings per share calculation is as follows (in thousands, except per share data):

Three Months Ended March 31, 2014
Basic
Loss from continuing operations	$(5,181)
Loss attributable to non-controlling interest	1,389
Preferred dividend of Series D Preferred Shares	(2,787)
Amount allocated to Restricted Common Shares	(96)

Loss from continuing operations applicable to Common Shares	(6,675)
Income from discontinued operations	4,379
Loss attributable to non-controlling interest from discontinued operations	54

Net loss applicable to Common Shares for earnings per share purposes	$(2,242)

Basic weighted-average Common Shares	35,816

Loss from continuing operations	$(0.18)
Income from discontinued operations	0.12

Net loss per Common Share - Basic	$(0.06)

Diluted
Loss from continuing operations	$(5,181)
Loss attributable to non-controlling interest	1,389
Preferred dividend of Series D Preferred Shares	(2,787)
Amount allocated to Restricted Common Shares	(96)

Loss from continuing operations applicable to Common Shares	(6,675)
Income from discontinued operations	4,379
Loss attributable to non-controlling interest from discontinued operations	54

Net loss applicable to Common Shares for earnings per share purposes	$(2,242)

Basic weighted-average Common Shares	35,816
Restricted Common Shares (1)	—

Diluted weighted-average Common Shares	35,816

Loss from continuing operations	$(0.18)
Income from discontinued operations	0.12

Net loss per Common Share - Diluted	$(0.06)

(1)	The Trust’s Restricted Common Shares were anti-dilutive for the three months ended March 31, 2014 and are not included in the weighted-average shares outstanding for the calculation of diluted earnings per Common Share. The amendments to the Restricted Shares discussed in Note 15 had no impact on the calculation of earnings per share for the period presented.

For the quarter ended March 31, 2014, the Trust paid a regular quarterly dividend of $0.1625 per Common Share and a regular quarterly dividend of $0.578125 per Series D Cumulative Redeemable Preferred Share (the “Series D Preferred Shares”). A liquidating distribution of $2.25 per Common Share was paid on January 15, 2015 to common shareholders of record on January 5, 2015.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The change in the liability for estimated costs in excess of estimated receipts during liquidation as of March 31, 2015 is as follows (in thousands):

			Remeasurement
		Cash Payments	of Assets and
	December 31, 2014	(Receipts)	Liabilities	March 31, 2015
Assets:
Estimated net inflows from investments in real estate and loans receivable	$25,169	$(3,939)	$(2,792)	$18,438
Liabilities:
Sales costs	(11,840)	—	(92)	(11,932)
Corporate expenditures	(44,582)	3,525	(840)	(41,897)

	(56,422)	3,525	(932)	(53,829)

Total liability for estimated costs in excess of estimated receipts during liquidation	$(31,253)	$(414)	$(3,724)	$(35,391)

5.	Net Assets in Liquidation

Net assets in liquidation increased by $2,466,000 during the three months ended March 31, 2015. The primary reason for the increase in net assets was due to a $3,975,000 increase in investments in real estate and a net increase of $2,733,000 in the liquidation value of equity investments. These increases were offset by a $2,792,000 decrease in estimated receipts resulting primarily from changes in the expected holding periods of certain assets and a $918,000 decrease in the value of the Trust’s loan securities resulting from a new appraisal of the asset underlying the security.

The net assets in liquidation at March 31, 2015 would result in liquidating distributions of approximately $16.39 per Common Share. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of sales, the performance of underlying assets and any changes in the underlying assumptions of the projected cash flows.

6.	Fair Value Measurements

Non-Recurring Measurements

Non-recurring measurements of fair value of assets or liabilities would typically include investments in real estate, assets held for sale and equity investments. During the three months ended March 31, 2014 the Trust recognized impairment charges totaling $9,200,000 on its Jacksonville, Florida; Lisle, Illinois (550 Corporetum) and Greensboro, North Carolina properties.

In light of the adoption of a plan of liquidation by the Board on April 28, 2014, the Trust tested the tangible and intangible assets for impairment, which considered a probability analysis of various scenarios including a shortened holding period for all of its operating properties. The Trust’s estimates of future cash flows expected to be generated in the impairment tests were

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Loans Receivable

The Trust’s loans receivable at March 31, 2015 and December 31, 2014 are as follows (in thousands):

			Carrying Amount (1)		Contractual Maturity Date
Description	Loan Position	Stated Interest Rate March 31, 2015	March 31, 2015	December 31, 2014
Churchill	Whole Loan	LIBOR + 3.75%	$—	$—	06/01/15
Rockwell	Mezzanine	12.0%	—	—	05/01/16
Popiu Shopping Village	B-Note	6.62%	2,795	2,804	01/06/17
Edens Center and Norridge Commons (2)	Mezzanine	LIBOR + 12% (3)	3,158	18,690	03/09/17
Mentor Building	Whole Loan	10.0%	2,511	2,511	09/10/17

			$8,464	$24,005

(1)	The carrying amount represents the estimated amount expected to be collected on disposition of the loan plus contractual interest receivable.
(2)	Carrying amount includes the par amount plus the estimated amount to be collected on the participation interest of $3,000 and accrued interest of $1.
(3)	LIBOR floor of 0.5%.

Edens Center and Norridge Commons – On February 5, 2015 the Norridge, Illinois property that collateralized this loan receivable was sold and the Trust received a principal payment of $15,275,000 plus all accrued and unpaid interest due in connection with the sale. The outstanding principal balance on the loan receivable was $157,000 at March 31, 2015. Upon satisfaction of the loan, the Trust is entitled to a participation interest equal to the greater of (i) a 14.5% internal rate of return (“IRR”) (increasing to a 15.5% IRR after March 9, 2017) and (ii) 30% (increasing to 40% after March 9, 2017 and 50% after March 9, 2018) of the value of the properties in excess of $115,000,000.

The carrying amount of loans receivable at March 31, 2015 and December 31, 2014 includes accrued interest of $29,000 and $218,000, respectively.

The weighted average coupon as calculated on the par value of the Trust’s loans receivable was 8.09% and 10.55% at March 31, 2015 and December 31, 2014, respectively and the weighted average yield to maturity as calculated on the carrying value of the Trust’s loan receivable was 13.85% and 12.78% at March 31, 2015 and December 31, 2014, respectively.

Loan Receivable Activity

Activity related to loans receivable is as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Balance at beginning of period	$24,005	$101,100
Purchase and advances	—	21,992
Interest (received) accrued, net	(189)	(159)
Repayments/Sale proceeds/forgiveness	(15,352)	(69,606)
Loan discount accretion	—	1,205
Discount accretion received in cash	—	(5,865)

Balance at end of period	$8,464	$48,667

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the Trust’s interest and discount accretion income for the three months ended March 31, 2014 (in thousands):

Three Months Ended
March 31, 2014
Interest on loan assets	$2,505
Exit fee/prepayment peanlty	1,787
Accretion of loan discount	1,205

Total interest and discount accretion	$5,497

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

As of March 31, 2014, there was one non-performing loan with past due payments. The Trust did not record any provision for loan loss for the three months ended March 31, 2014.

Secured Financing Receivable

In August 2013 the Trust closed on an agreement to acquire its venture partner’s (“Elad”) 50% interest in the mezzanine lender with respect to the One South State Street, Chicago, Illinois property (“Lender LP”) for $30,000,000. In connection with the transaction, the Trust entered into an option agreement with Elad granting Elad the right, but not obligation, to repurchase the interest in the venture. The option agreement provides Elad, as the transferor, the option to unilaterally cause the return of the asset at the earlier of two years from August 21, 2013 or an event of default on Lender LP’s mezzanine debt. As such, Elad is able to retain control of its interest in Lender LP for financial reporting purposes as the exercise of the option is unconditional other than for the passage of time. As a result, for financial reporting purposes, the transfer of the financial asset is accounted for as a secured financing rather than an acquisition. The $30,000,000 acquisition price is recorded as a secured financing receivable. Under the going concern basis of accounting, the Trust recognized interest income on the secured financing receivable on an accrual basis in accordance with GAAP, at an annual interest rate of 15%. The Trust recorded $941,000 of interest income during the three months ended March 31, 2014.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	Equity Investments

Under liquidation accounting, equity investments are carried at net realizable value. The Trust’s nominal ownership percentages in its equity investments consist of the following at March 31, 2015 and December 31, 2014:

Venture Partner	Equity Investment	Nominal % Ownership at March 31, 2015	Nominal % Ownership at December 31, 2014
Gancar Trust	Vintage Housing Holdings LLC	75.0%	75.0%
Elad Canada Ltd	WRT One South State Lender LP	50.0%	50.0%
Elad Canada Ltd	WRT-Elad One South State Equity LP	50.0%	50.0%
Atrium Holding	RE CDO Management LLC	50.0%	50.0%
Freed	Mentor Retail LLC	49.9%	49.9%
Inland	Concord Debt Holdings LLC	33.3%	33.3%
Inland	CDH CDO LLC	24.8%	24.8%
Inland (1)	Concord Debt Holdings LLC	33.3%	33.3%
Inland (1)	CDH CDO LLC	24.8%	24.8%
Marc Realty	Atrium Mall LLC	50.0%	50.0%
New Valley/Witkoff	701 Seventh WRT Investor LLC	81.0%	81.0%
RS Summit Pointe (2)	RS Summit Pointe Apartments LLC	80.0%	80.0%
Freed	Edens Plaza Associates LLC	<1%	<1%
Freed (2)	Irving-Harlem Venture Limited	<1%	<1%

(1)	Represents the interests acquired from Lexington Realty Trust on May 1, 2012.
(2)	Investment was previously consolidated under going concern accounting. See Note 3 “Liquidation Basis of Accounting” for further discussion.

At March 31, 2015 there is a basis differential for each investment between the Trust’s carrying value of its investments and the basis reflected at the joint venture’s level. The basis differential primarily relates to the difference between the net realizable value of the investment and the book basis of the Trust’s equity in the joint venture. The basis differential is considered in the Trust’s calculation of the net realizable value.

Vintage Housing Holdings – On January 2, 2015 the Trust contributed an additional $5,645,000 to the venture to acquire the limited partner interests in two of the underlying properties. On January 23, 2015 the Trust entered into an agreement to sell its interest in the Vintage Housing Holdings LLC venture for approximately $85,585,000. The buyer’s $7,500,000 deposit under the purchase agreement became non-refundable, subject to customary conditions including obtaining certain third party consents, on February 13, 2015. If consummated, the sale is expected to close in the second quarter of 2015.

701 Seventh Avenue – The Trust invested an additional $1,529,000 in this venture in the first quarter of 2015 bringing its total invested capital in the venture to $108,152,000 at March 31, 2015. In April 2015 the Trust invested an additional $673,000 in this venture. The Trust has committed to invest up to $125,000,000 in the aggregate to this venture.

9.	Debt

Mortgage Loans Payable

Mortgage loans payable are carried at their contractual amounts due under liquidation accounting. The Trust had outstanding mortgage loans payable of $296,174,000 and $296,954,000 at March 31, 2015 and December 31, 2014, respectively. The mortgage loan payments of principal and interest are generally due monthly, quarterly or semi-annually and are collateralized by applicable real estate of the Trust.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Trust’s mortgage loans payable at March 31, 2015 and December 31, 2014 are summarized as follows (in thousands):

Location of Collateral	Maturity	Spread Over LIBOR (1)		Interest Rate at March 31, 2015	March 31, 2015	December 31, 2014
Lisle, IL	Oct 2015	Libor + 2.5%		2.68%	$5,582	$5,713
Chicago, IL	Mar 2016	—		5.75%	19,393	19,491
New York, NY	May 2016	Libor + 2.5%	(2)	3.50%	50,750	51,034
Greensboro, NC	Aug 2016	—		6.22%	13,600	13,600
Phoenix, AZ	Oct 2016	Libor + 2.0%	(3)	2.69%	22,462	22,462
Stamford, CT	Oct 2016	Libor + 2.0%	(3)	2.69%	44,923	44,923
Houston, TX	Oct 2016	Libor + 2.0%	(3)	2.69%	59,524	59,524
Cerritos, CA	Jan 2017	—		5.07%	23,000	23,000
Lisle, IL	Mar 2017	—		5.55%	5,371	5,392
Orlando, FL	Jul 2017	—		6.40%	36,173	36,347
Plantation, FL	Apr 2018	—		6.48%	10,513	10,550
Churchill, PA	Aug 2024	—		3.50%	4,883	4,918

					$296,174	$296,954

(1)	The one-month LIBOR rate at March 31, 2015 was 0.17625%. The one-month LIBOR rate at December 31, 2014 was 0.17125%.
(2)	The loan has a LIBOR floor of 1%.
(3)	The loan has an interest rate swap which effectively fixes LIBOR at 0.69%.

Notes Payable

In conjunction with the loan modification on the property located in Cerritos, California the Trust assumed a $14,500,000 B Note that bears interest at 6.6996% per annum and requires monthly interest payments of approximately $12,000 with the balance of the interest accruing. The loan modification agreement provides for a participation feature whereby the B Note can be fully satisfied with proceeds from the sale of the property after the Trust receives a 9.0% priority return on its capital, during a specified time period as defined in the loan modification document. As a result of the loan modification, the B Note does not have a contractually specified settlement amount. As such, the B Note is recorded at the estimated settlement amount based on the estimated sale of the property. The liquidation value of the B Note was $0 at March 31, 2015 and December 31, 2014.

10.	Senior Notes Payable

In August 2012 the Trust issued a total $86,250,000 of its Senior Notes at an issue price of 100% of par value. The Senior Notes mature on August 15, 2022 and bear interest at the rate of 7.75% per year, payable quarterly in arrears. The Trust may redeem the Senior Notes, in whole or in part, at any time, or from time to time, on or after August 15, 2015 at a redemption price in cash equal to 100% of the principal amount redeemed plus accrued and unpaid interest.

The Senior Notes rank senior to all of the Trust’s future indebtedness that by its terms is expressly subordinate to the Senior Notes, effectively making the Senior Notes senior to all of the Trust’s existing and future unsecured senior indebtedness to the extent of the collateral securing the Senior Notes and pari passu thereafter. The Senior Notes are structurally subordinated to all of the existing and future liabilities of Winthrop’s subsidiaries, including the Operating Partnership, but has a security interest in the promissory note of the Operating Partnership to the Trust, which promissory note is pari passu with all existing and future unsecured senior indebtedness of the Operating Partnership.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Pursuant to its securities repurchase plan, as of March 31, 2015 the Trust had acquired $14,995,000 of its outstanding Senior Notes in open market transactions for an aggregate price of $15,707,000. As of March 31, 2015, there were $71,255,000 Senior Notes outstanding.

11.	Non-controlling Interests

Under going concern accounting, consolidated joint ventures are recorded on a gross basis with an allocation of equity to non-controlling interest holders. The following transactions affecting non-controlling interests occurred prior to March 31, 2014.

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

Under liquidation accounting, the presentation for joint ventures historically consolidated under going concern accounting is determined based on the Trust’s planned exit strategy. Those ventures in which the Trust intends to sell the underlying property are presented on a gross basis with a payable to the non-controlling interest holder. Those ventures in which the Trust intends to sell its interest in the venture, rather than the property, are accounted for as an equity investment and are presented on a net basis without a non-controlling interest component. In this regard, the Trust’s investments in 5400 Westheimer, the Norridge Property and Summit Pointe Apartments which were consolidated under going concern accounting are accounted for as equity investments under liquidation accounting.

12.	Discontinued Operations

During 2014 the Trust’s residential property in Meriden, Connecticut, its office properties in Englewood, Colorado; Chicago, Illinois (River City); and Amherst, New York and its residential property in Louisville, Kentucky were sold and are included in discontinued operations.

Results for discontinued operations for the three months ended March 31, 2014 are as follows (in thousands):

For the Three Months Ended March 31, 2014
Revenues	$2,425
Operating expenses	(1,330)
Depreciation and amortization	(695)
Interest expense	(446)
Gain on sale of real estate	4,425

Income from discontinued operations	$4,379

13.	Commitments and Contingencies

In addition to the initial purchase price of certain loans and operating properties, the Trust has future funding commitments attributable to its 701 Seventh Avenue investment which total approximately $16,848,000 at March 31, 2015. The Trust has a ground lease related to its property located at 450 W 14th Street, New York, New York which expires on June 1, 2053. As of March 31, 2015, in connection with the ground lease, the Trust has commitments of $1,108,000, $1,592,000, $1,656,000, $1,791,000, $1,844,000 and $105,784,000 for the years ending December 31, 2015, 2016, 2017, 2018, 2019 and thereafter, respectively.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

14.	Related-Party Transactions

FUR Advisors - The activities of the Trust are administered by FUR Advisors LLC (“FUR Advisors”) pursuant to the terms of the Advisory Agreement between the Trust and FUR Advisors. FUR Advisors is controlled by and partially owned by the executive officers of the Trust. Pursuant to the terms of the Advisory Agreement, FUR Advisors is responsible for providing asset management services to the Trust and coordinating with the Trust’s shareholder transfer agent and property managers. FUR Advisors is entitled to receive a base management fee and a termination fee and/or an incentive fee in accordance with the terms of the Advisory Agreement. In addition, FUR Advisors or its affiliate is entitled to receive property and construction management fees subject to the approval of the independent Trustees of the Trust.

The following table sets forth the fees and reimbursements paid by the Trust for the three ended March 31, 2015 and 2014 to FUR Advisors and Winthrop Management LP (“Winthrop Management”) (in thousands):

	For the Three Months Ended
	March 31, 2015	March 31, 2014
Base Asset Management Fee (1)	$1,684	$2,375
Property Management Fee	284	319
Construction Management Fee	31	79

	$1,999	$2,773

(1)	Includes fees on third party contributions of $7 and $25 for the three months ended March 31, 2015 and 2014, respectively.

Base Asset Management Fee – FUR Advisors is entitled to receive a base management fee of 1.5% of equity as defined in the Advisory Agreement and a termination fee and/or incentive fee in accordance with the terms of the Advisory Agreement. Additionally, FUR Advisors receives a fee equal 0.25% of any equity contributions by unaffiliated third parties to a venture managed by the Trust. Under going concern accounting, base management fees were expensed and classified as related party fees in the Consolidated Statement of Operations.

In connection with the adoption of the plan of liquidation, the Trust accrues costs it expects to incur through the end of the liquidation. In this regard, at March 31, 2015 the Trust has accrued, based on its estimates of the timing and amounts of liquidating distributions to be paid to Common Shareholders, base management fees of $9,335,000, exclusive of the $1,684,000 included in related party fees payable, termination fees of $9,496,000 and incentive fees of $15,930,000. These amounts are included in liabilities for estimated costs in excess of estimated receipts during liquidation. Actual fees incurred may differ significantly from these estimates due to inherent uncertainty in estimating future events.

Incentive Fee / Termination Fee - The incentive fee is equal to 20% of any amounts available for distribution in excess of the threshold amount and is only payable at such time, if at all, (i) when holders of the Trust’s Common Shares receive aggregate dividends above the threshold amount or (ii) upon termination of the Advisory Agreement if the net value of the Trust’s assets exceeds the threshold amount based on then current market values and appraisals. That is, the incentive fee is not payable annually but only at such time, if at all, as shareholders have received dividends in excess of the threshold amount (set at

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

$569,963,000 on December 31, 2014 plus an annual return thereon equal to the greater of (x) 4% or (y) the 5 year U.S. Treasury Yield plus 2.5%, which equated to 4.15% for the first quarter of 2015, (such return, the “Growth Factor”) less any dividends paid from and after January 1, 2015). The incentive fee will also be payable if the Advisory Agreement is terminated, other than for cause (as defined) by the Trust or with cause by the Trust’s Advisor, and if on the date of termination the net value of the Trust’s assets exceeds the threshold amount. At March 31, 2015 the threshold amount required to be distributed before any incentive fee would be payable to FUR Advisors was $494,492,000, which was equivalent to $13.80 per Common Share. At March 31, 2015, based on the Trust’s estimate of liquidating distributions, it is estimated that the Advisor would be entitled to an incentive fee of $15,930,000 in connection with the liquidation. This amount has been accrued and is included in liabilities for estimated costs in excess of estimated receipts during liquidation.

With respect to the termination fee, it is only payable if there is (i) a termination of the Advisory Agreement for any reason other than for cause (as defined) by the Trust or with cause by the Trust’s Advisor, (ii) a disposition of all or substantially all of the Trust’s assets, or (iii) an election by the Trust to orderly liquidate the Trust’s assets. The termination fee, if payable, is equal to the lesser of (i) the base management fee paid to the Trust’s Advisor for the prior twelve month period or (ii) either (x) in the case of a termination of the Advisory Agreement, 20% of the positive difference, if any between (A) the appraised net asset value of the Trust’s assets at the date of termination and (B) the threshold amount less $104,980,000, or (y) in the case of a disposition or liquidation, 20% of any dividends paid on account of the Trust’s Common Shares at such time as the threshold amount is reduced to $104,980,000, which will be achieved at such time as aggregate distributions of approximately $10.87 per Common Share in excess of the Growth Factor have been paid. For example, if the Trust had been liquidated at March 31, 2015, the termination fee would only have been payable if total dividends of approximately $10.87 per Common Share had been paid, and then only until the total termination fee paid would have equaled $9,496,000 (the base management fee for the twelve months prior to the approved plan of liquidation), which amount would be achieved when total dividends paid per Common Share equaled approximately $12.20. At March 31, 2015 it is estimated that the Advisor will be entitled to a termination fee of $9,496,000 in connection with the liquidation. This amount has been accrued and is included in liabilities for estimated costs in excess of estimated receipts during liquidation.

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

At March 31, 2015 $1,684,000 payable to FUR Advisors and $389,000 payable to Winthrop Management were included in related party fees payable.

15.	Restricted Share Grants

On February 1, 2013 the Board approved the issuance of 600,000 shares of Restricted Common Shares (“Restricted Shares”) to the Trust’s Advisor, 500,000 of which were subject to the approval of the shareholders to the increase in the number of shares issuable under the Trust’s 2007 Stock Option Plan (the “2007 Plan”). The initial 100,000 Restricted Shares were issued on February 28, 2013. At the May 21, 2013 annual shareholders meeting the increase in shares issuable under the 2007 Plan from 100,000 to 1,000,000 was approved by the requisite number of shareholders and the remaining 500,000 shares were issued on May 28, 2013. The Restricted Shares are subject to forfeiture through May 5, 2016 (the “Forfeiture Period”). Except in limited circumstances, if the holder of the Restricted Shares does not remain in continuous employment with FUR Advisors or its affiliate through the Forfeiture Period, all of their rights to the Restricted Shares and the associated dividends held in escrow will be forfeited. Dividends will be paid on the issued Restricted Shares in conjunction with dividends on Common Shares not issued under the 2007 Plan. However, the recipients of the Restricted Shares will only receive dividends as if the shares vested quarterly over the Forfeiture Period, with the remaining dividends to be placed into escrow and paid to the holders at the expiration of the Forfeiture Period.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Under going concern accounting, until the awards were no longer subject to forfeiture, the Trust measured stock-based compensation expense at each reporting date for any changes in fair value and recognized the expense prorated for the portion of the requisite service period completed. Accordingly, the Trust recognized $414,000 in non-cash compensation expense for the three months ended March 31, 2014. Under liquidation accounting, compensation expense is no longer recorded as the vesting of the Restricted Shares does not result in cash outflow for the Trust.

In connection with the adoption of the plan of liquidation, the Trust’s compensation committee authorized amendments to the grant agreements to provide for an early expiration of the Forfeiture Period which now expires on May 5, 2016 and the reissuance of forfeited shares. In this regard, 10,000 Restricted Shares, which had previously been forfeited, were issued on September 5, 2014. Additionally, the Trust’s compensation committee agreed to fully vest 8,750 Restricted Shares held by non-executive officers whose employment was terminated in connection with the plan of liquidation. As a result, there were 591,250 Restricted Shares issued and outstanding at March 31, 2015.

16.	Reportable Segments

The FASB guidance on segment reporting establishes standards for the way that public business enterprises report information about operating segments in financial statements and requires that those enterprises report selected financial information about reportable segments in interim financial reports issued to shareholders.

Prior to the approval of the plan of liquidation, based on the Trust’s method of internal reporting, management determined that it had three reportable segments: (i) the ownership of operating properties; (ii) the origination and acquisition of loans and debt securities secured directly or indirectly by commercial and multi-family real property – collectively, loan assets; and (iii) the ownership of equity and debt securities in other REITs – REIT securities. Subsequent to the adoption of the plan of liquidation, the Trust no longer makes operating decisions or assess performance in separate segments as all assets are considered held for sale. Accordingly, the Trust has only one reporting and operating segment subsequent to July 31, 2014.

17.	Variable Interest Entities

Consolidated Variable Interest Entities

Under going concern accounting, consolidated variable interest entities are those where the Trust is the primary beneficiary of a variable interest entity. The primary beneficiary is the party that has a controlling financial interest in the VIE, which is defined by the entity having both of the following characteristics: 1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance, and 2) the obligation to absorb losses and right to receive the returns from the VIE that could be significant to the VIE. At March 31, 2014, the Trust had identified two consolidated variable interest entities; its Cerritos, California office property and 1515 Market Street, its office property located in Philadelphia, Pennsylvania. The 1515 Market Street property was sold on December 2, 2014. The Trust has no future funding obligations to the Cerritos, California property and the Trust’s maximum exposure to loss is limited to its invested capital.

Variable Interest Entities Not Consolidated

Equity Method and Preferred Equity Investments – Under going concern accounting, the Trust reviewed its various equity method and preferred equity investments and identified six investments for which the Trust held a variable interest in a VIE at March 31, 2014. Of these six interests there were two investments for which the underlying entities did not have sufficient equity at risk to permit them to finance their activities without additional subordinated financial support. There were four additional entities for which the VIE assessment was primarily based on the fact that the voting rights of the equity holders were not proportional to their obligations to absorb expected losses and rights to receive residual returns of the legal entities. These unconsolidated joint ventures were those where the Trust was not the primary beneficiary of a VIE.

Loans Receivable and Loan Securities – Under going concern accounting, the Trust reviewed its loans receivable and loan securities and at March 31, 2014 two of these assets were identified as variable interests in a VIE because the equity investment at risk at the borrowing entity level was not considered sufficient for the entity to finance its activities without additional subordinated financial support. There was one investment where the equity holders lacked the right to receive returns due to the lender’s participation interest in the debt.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Certain loans receivable and loan securities which had been determined to be VIEs were performing assets, meeting their debt service requirements. In those cases the borrower held legal title to the real estate collateral and had the power to direct the activities that most significantly impact the economic performance of the VIE, including management and leasing activities. In the event of default under those loans, the Trust only had protective rights and its obligation to absorb losses was limited to the extent of its loan investment. The borrower was determined to be the primary beneficiary for those performing assets.

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

44 Monroe – On April 14, 2015 the venture in which the Trust holds an 83.7% interest sold its apartment building located in Phoenix, Arizona for gross proceeds of $50,650,000. The entire net proceeds, after closing costs and pro-rations, of approximately $49,143,000 were used to pay down the loan collateralized by the remaining properties in the venture. The liquidation value of the property was $50,650,000 at December 31, 2014 and March 31, 2015.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2015

(Unaudited)

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “would,” “may” or similar expressions in this Quarterly Report on Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, but are not limited to, those set forth in our Annual Report on Form 10-K for the year ended December 31, 2014 under “Forward Looking Statements” and “Item 1A – Risk Factors,” as well as our other filings with the Securities and Exchange Commission. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on forward-looking statements, which are based on information, judgments and estimates at the time they are made, to anticipate future results or trends.

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

Overview

On April 28, 2014 our Board of Trustees adopted a plan of liquidation. The plan, which provides for an orderly liquidation of our assets, was approved by holders of a majority of our common shares of beneficial interest (“Common Shares”) at a special meeting of shareholders on August 5, 2014. As a result of the adoption of the plan of liquidation, we are not permitted to make any new investments other than to make protective acquisitions or advances with respect to our existing assets. We will, however, be able to satisfy any existing contractual obligations including any capital call requirements and acquisitions or dispositions pursuant to buy-sell provisions under existing joint venture documentation, pay for required tenant improvements and capital expenditures at our real estate properties and repurchase our existing Common Shares and 7.75% Senior Notes (“Senior Notes”). In addition, we will be able to invest our cash reserves in short-term U.S. Treasuries or other short-term obligations.

We are a diversified REIT, and prior to the adoption of the plan of liquidation, we operated in three strategic segments: (i) operating properties; (ii) loan assets; and (iii) REIT securities. As value investors we focused and aggressively pursued our investment activity in the segment we believed would generate the greater overall return to us given market conditions at the time. Under the plan of liquidation, our focus is on selling our assets in a manner that maximizes the return to our holders of Common Shares. We will continue to actively manage our remaining assets throughout the liquidation process.

Under the plan of liquidation, we will seek to sell all of our assets with a view towards completing the liquidation by no later than August 5, 2016. In order to comply with applicable tax laws, any of our assets not sold by such date will be distributed into a liquidating trust. If we transfer our assets to a liquidating trust, our shareholders will receive beneficial interest in the liquidating trust equivalent to those held in the Trust, which beneficial interests will generally not be transferrable.

The timing and amount of the liquidating distributions to the shareholders will be determined by our Board of Trustees. The dissolution process and the amount and timing of distributions to shareholders involve risks and uncertainties. As such, it is impossible at this time to determine the ultimate amount of liquidation proceeds that will actually be distributed to holders of Common Shares or the timing of such payments.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2015

(Unaudited)

Although we expect that our Common Shares will continue to be traded on the New York Stock Exchange until our assets are either disposed of or transferred to a liquidating trust, under New York Stock Exchange rules it is possible that as we sell our assets we may not meet the listing standards of the New York Stock Exchange. If this occurs, our Common Shares could be delisted.

Consolidated Operating Properties

As of March 31, 2015 our consolidated properties were approximately 92.3% leased compared to approximately 92.1% leased at December 31, 2014.

Equity Investment Activity

Vintage Housing Holdings – We invested an additional $5,645,000 in this venture in the first quarter of 2015. The capital contribution was used to acquire the limited partnership interest in two of the underlying partnerships.

701 Seventh Avenue – We invested an additional $1,529,000 in this venture in the first quarter of 2015 bringing our total invested capital to $108,152,000 at March 31, 2015. In April 2015 we invested an additional $673,000 in this venture.

The indebtedness encumbering the asset held by the venture was modified to (i) provide for an additional one year extension option potentially extending the final maturity on the loan, if fully extended, to January 31, 2020 and (ii) permit up to $200,000,000 in 5.9% EB-5 financing (of which $77,800,000 has been funded to date), with a corresponding reduction in the existing mezzanine loan borrowing, thereby resulting in interest savings to the venture.

Loan Activity

Edens Center and Norridge Commons – loan pay down – On February 5, 2015 the Norridge, Illinois property was sold, and we received a principal payment of $15,275,000 in connection with the sale. The outstanding principal balance on the loan receivable was $225,000 following the repayment. Additional payments on the loan have been received reducing the outstanding principal balance to $157,000 at March 31, 2015. Upon satisfaction of the loan, we are entitled to a participation interest equal to the greater of (i) a 14.5% internal rate of return (“IRR”) on the original loan amount of $15,500,000 (increasing to a 15.5% IRR after March 9, 2017) and (ii) 30% (increasing to 40% after March 9, 2017 and 50% after March 9, 2018) of the value of the properties in excess of $115,000,000.

Disposition Activity

44 Monroe - property sale - On April 14, 2015 the venture in which we hold an 83.7% interest sold its apartment building located in Phoenix, Arizona for gross proceeds of $50,650,000. The entire net proceeds, after closing costs and pro-rations, of approximately $49,143,000 were used to pay down the loan collateralized by the remaining properties in the venture. The liquidation value of this property was $50,650,000 at December 31, 2014 and March 31, 2015.

Liquidity and Capital Resources

At March 31, 2015 we held $56,264,000 in unrestricted cash and cash equivalents. Our total assets and net assets in liquidation were $1,057,080,000 and $597,170,000, respectively at March 31, 2015. Our ability to meet our obligations is contingent upon the disposition of our assets in accordance with our plan of liquidation. We estimate that the proceeds from the sale of assets pursuant to the plan of liquidation will be adequate to pay our obligations, however, we cannot provide any assurance as to the prices or net proceeds we will receive from the disposition of our assets.

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

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2015

(Unaudited)

Contractual Obligations

Future Funding Requirements

We have future funding requirements relating to our 701 Seventh Avenue investment which total approximately $16,848,000 at March 31, 2015. Of this amount, we funded $673,000 in April 2015 leaving us with a future funding requirement of $16,175,000.

Debt Maturities

At March 31, 2015, our statement of net assets contains mortgage loans payable of $296,174,000. We have $5,582,000 of mortgage debt maturing in 2015 and $210,652,000 maturing in 2016, with the remainder maturing in 2017 or later. With respect to our one mortgage loan maturing in 2015, we have one, one-year extension option which we intend to exercise if we are unable to sell the property prior to the current debt maturity. Our Senior Notes, which have an outstanding balance of $71,255,000 at March 31, 2015, mature on August 15, 2022 but are callable by us beginning August 15, 2015. We continually evaluate our debt maturities and, based on our current assessment, we believe that, to the extent we are unable to sell an asset prior to a loan’s maturity, there are viable financing and refinancing alternatives for debts as they mature that will not materially adversely impact our liquidity or our expected financial results.

Cash Flows

Our level of liquidity based upon cash and cash equivalents decreased by approximately $71,319,000 from $127,583,000 at December 31, 2014 to $56,264,000 at March 31, 2015.

The holders of Common Shares approved a plan of liquidation on August 5, 2014 and we adopted the liquidation basis of accounting effective August 1, 2014. We did not make any acquisitions in new investments in 2015, and in accordance with the plan of liquidation, no further acquisitions are expected.

Our primary sources of non-operating cash flow for the three months ended March 31, 2015 include:

•	$15,343,000 in principal repayments on our Edens Center and Norridge Commons loan receivable; and

•	$1,397,000 in distributions from our Concord Debt Holdings equity investment from the payoff of underlying loan assets.

Our primary non-operating uses of cash flow for the three months ended March 31, 2015 include:

•	$81,217,000 for payment of liquidating distributions to our holders of Common Shares;

•	$5,645,000 for additional contributions to our Vintage Housing Holdings equity investment; and

•	$1,529,000 for additional contributions to our 701 Seventh Avenue equity investment.

Common and Preferred Share Dividends

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

A liquidating distribution of $2.25 per Common Share was paid on January 15, 2015 to holders of Common Shares of record on January 5, 2015.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2015

(Unaudited)

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

Results of Operations

In light of the adoption of liquidation basis accounting as of August 1, 2014, the results of operations for the current year periods are not comparable to the prior year periods. In addition, prior to the adoption of the plan of liquidation, we were engaged in the business of owning real property and real estate related assets which we categorized into three reportable segments: (i) operating properties, (ii) loan assets and (iii) REIT securities. Subsequent to the adoption of the plan of liquidation, we no longer classify our assets in these separate segments to make operating decisions or assess performance. Accordingly, we have only one reporting and operating segment subsequent to July 31, 2014. Changes in liquidation values of our assets are discussed below under Changes in Net Assets in Liquidation.

Our remaining assets continue to perform in a manner that is relatively consistent with prior reporting periods. We have experienced no significant changes in occupancy or rental rates and, with the exception of our Rockwell loan receivable, our loan assets continue to perform in accordance with their terms.

Due to the adoption of the plan of liquidation we are no longer reporting funds from operations as we no longer consider this to be a key performance measure.

Changes in Net Assets in Liquidation

Period from January 1, 2015 through March 31, 2015

Net assets in liquidation increased by $2,466,000 during the period January 1, 2015 through March 31, 2015. The primary reasons for the increase were as follows:

•	a $3,975,000 increase in the liquidation value of our Chicago, Illinois (One East Erie) property resulting from recent marketing efforts;

•	a $2,138,000 increase in the liquidation value of our WRT One South State Lender equity investment due to additional interest to be earned on anticipated future loan advances;

•	a $1,540,000 increase in estimated future receipts from our CDH CDO equity investment;

•	a $834,000 increase in the liquidation value of our WRT-Elad One South State Equity investment due to new lease signings at the property; and

•	a $294,000 increase in estimated future distributions from our Concord Debt Holdings equity investment.

Primarily offset by:

•	a $2,137,000 decrease in estimated receipts from our Vintage Housing Holdings equity investment due to a shorter estimated holding period and increased costs associated with the sale;

•	a $2,080,000 decrease in estimated receipts at our Houston, Texas residential property due to a change in the anticipated holding period of the property;

•	a $918,000 decrease in the liquidation value of our loan securities resulting from reduced net operating income and a lower appraisal of the underlying collateral;

•	a $641,000 increase in the estimated fees payable to our advisor over the duration of the liquidation; and

•	a $371,000 decrease in estimated receipts at our Stamford, Connecticut residential property due to a change in the anticipated holding period of the property.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2015

(Unaudited)

Critical Accounting Policies and Estimates

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Recently Issued Accounting Standards

None.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2015

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

The table below presents information about the Trust’s derivative financial instruments at March 31, 2015 (in thousands):

Type	Maturity	Strike Rate	Notional Amount of Hedge	Cost of Hedge
Swap	October 2016	0.69%	$126,910	$—
Cap	November 2017	4.00%	50,000	165
Cap	November 2018	5.00%	50,000	220

The fair value of our mortgage loans payable and secured financings as of the applicable date, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, was $296,521,000 and $297,376,000 at March 31, 2015 and December 31, 2014, respectively. The fair value of our Senior Notes outstanding as of the applicable date, based on quoted market prices, was $73,260,000 and $73,859,000 at March 31, 2015 and December 31, 2014, respectively.

The following table shows what the annual effect a change in the LIBOR rate would have on interest expense based upon our variable rate debt at March 31, 2015 taking into consideration the effect of our derivative financial instruments (in thousands):

	Change in LIBOR (2)
	-0.18%	1%	2%	3%
Change in consolidated interest expense	$(10)	$145	$708	$1,272
Pro-rata share of change in interest expense of debt on non-consolidated entities (1)	—	2	4	6

(Increase) decrease in net income	$(10)	$147	$712	$1,278

(1)	Represents our pro-rata share of a change in interest expense in our 701 Seventh Avenue, Norridge Commons and Edens Plaza equity investments.
(2)	The one-month LIBOR rate at March 31, 2015 was 0.17625%.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2015

(Unaudited)

The Trust’s equity investment in Vintage, which is reported on a 30 day lag, holds floating rate debt of approximately $168,709,000 and bears interest at a rate indexed to the Securities Industry and Financial Markets Association Municipal Swap Index (SIFMA). The following table shows the annual effect a change in the SIFMA rate would have on the Trust based on property level interest expense based upon the unhedged balances in variable rate debt at February 28, 2015 (in thousands):

	Change in SIFMA (1)
	-0.02%	1%	2%	3%
Pro-rata share of change in interest expense on Vintage debt	$(20)	$1,019	$2,037	$3,056

(Increase) decrease in net income	$(20)	$1,019	$2,037	$3,056

(1)	The one-month SIFMA rate at February 28, 2015 was 0.02%.

We may utilize various financial instruments to mitigate the potential negative impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies.

The following table shows what the annual effect a change in the LIBOR rate would have on interest income based upon our variable rate loan assets at March 31, 2015 (in thousands):

	Change in LIBOR (1)
	-0.18%	1%	2%	3%
Change in consolidated interest income	$(3)	$16	$32	$48
Pro-rata share of change in interest income of loan assets in non-consolidated entities	—	—	—	—

Increase (decrease) in net income	$(3)	$16	$32	$48

(1)	The one-month LIBOR rate at March 31, 2015 was 0.17625%.

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

FORM 10-Q MARCH 31, 2015

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

As of March 31, 2015 an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Other Matters

There have been no changes in our internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2015

(Unaudited)

PART II.	OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2015

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winthrop Realty Trust

Date: May 8, 2015	By:	/s/ Michael L. Ashner
Michael L. Ashner
Chief Executive Officer

Date: May 8, 2015	By:	/s/ John A. Garilli
John A. Garilli
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2015

EXHIBIT INDEX

Exhibit	Description	Page Number

3.1	Second Amended and Restated Declaration of Trust as of May 21, 2009 - Incorporated by reference to Exhibit 3.1 to the Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2009.	-

3.2	By-laws of Winthrop Realty Trust as amended and restated on November 3, 2009 - Incorporated by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed November 6, 2009.	-

3.3	Amendment to By-laws - Incorporated by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed March 6, 2010.	-

4.1	Form of certificate for Common Shares of Beneficial Interest - Incorporated by reference to Exhibit 4.1 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008.	-

4.2	Agreement of Limited Partnership of WRT Realty L.P., dated as of January 1, 2005 - Incorporated by reference to Exhibit 4.1 to the Trust’s Form 8-K filed January 4, 2005.	-

4.3	Amendment No. 1 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of December 1, 2005 - Incorporated by reference to Exhibit 4.4 to the Trust’s Form 10-K filed March 15, 2012.	-

4.4	Amendment No. 2 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of November 28, 2011 – Incorporated by reference to the Trust’s Form 8-K filed November 28, 2011.	-

4.5	Amendment No. 3 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of March 23, 2012 – Incorporated by reference to the Trust’s Form 8-K filed March 23, 2012	-

4.6	Amended and Restated Certificate of Designations of 9.25% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest - Incorporated by reference to the Trust’s Current Report on Form 8-K filed March 23, 2012.	-

4.7	Form of Specimen Certificate for the 9.25% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest - Incorporated by reference to Exhibit 4.2 to Trust’s Form 8-A filed with the Securities and Exchange Commission on November 23, 2011.	-

4.8	Indenture, dated August 6, 2012 between the Trust and The Bank of New York Mellon, as trustee – Incorporated by reference to the Exhibit 4.1 to the Trust’s Form 8-K filed August 9, 2012.	-

4.9	First Supplemental Indenture, dated August 15, 2012, between the Trust and the Bank of New York Mellon, as trustee and collateral agent – Incorporated by reference to Exhibit 4.1 of the Trust’s Form 8-K filed August 15, 2012.	-

10.1	Stock Purchase Agreement between the Trust and FUR Investors, LLC, dated as of November 26, 2003, including Annex A thereto, being the list of Conditions to the Offer - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed December 1, 2003.	-

10.2	Third Amended and Restated Advisory Agreement dated February 1, 2013, between the Trust, WRT Realty L.P. and FUR Advisors LLC - Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed February 4, 2013.	-

10.3	Exclusivity Services Agreement between the Trust and Michael L. Ashner - Incorporated by reference to Exhibit 10.4 to the Trust’s Form 8-K filed December 1, 2003.	-

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2015

10.4	Amendment No. 1 to Exclusivity Agreement, dated November 7, 2005 - Incorporated by reference to Exhibit 10.7 to the Trust’s Form 8-K filed November 10, 2005.	-

10.5	Amendment No. 2 to Exclusivity Agreement, dated February 1, 2013 - Incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed February 4, 2013.	-

10.6	Covenant Agreement between the Trust and FUR Investors, LLC - Incorporated by reference to Exhibit 10.5 to the Trust’s Form 8-K filed December 1, 2003.	-

10.7	Amendment No. 1 to Covenant Agreement, dated February 4, 2013 - Incorporated by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K filed February 4, 2013.	-

10.8	Winthrop Realty Trust 2007 Long Term Stock Incentive Plan - Incorporated by reference to the Trust’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 30, 2007.	-

10.9	Restricted Share Award Agreement, dated February 1, 2013, between Winthrop Realty Trust and Michael L. Ashner - Incorporated by reference to Exhibit 10.4 to the Trust’s Current Report on Form 8-K filed February 4, 2013.	-

10.10	Restricted Share Award Agreement, dated February 1, 2013, between Winthrop Realty Trust and Carolyn Tiffany - Incorporated by reference to Exhibit 10.4 to the Trust’s Current Report on Form 8-K filed February 4, 2013.	-

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)

101.INS	XBRL Report Instance Document	(1)

101.SCH	XBRL Taxonomy Extension Schema Document	(1)

101.CAL	XBRL Taxonomy Calculation Linkbase Document	(1)

101.LAB	XBRL Taxonomy Label Linkbase Document	(1)

101.PRE	XBRL Presentation Label Linkbase Document	(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(1)

(1)	filed herewith