Form 10-Q
period 2015-06-30
Winthrop Realty Trust
filed 2015-08-06
CIK 37008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2015

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

As of August 1, 2015 there were 36,425,084 Common Shares of Beneficial Interest outstanding.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2015

(unaudited)

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2015

CONSOLIDATED STATEMENTS OF NET ASSETS

(Liquidation Basis)

(unaudited, in thousands)

	June 30, 2015	December 31, 2014
ASSETS
Investments in real estate	$516,367	$557,325
Equity investments	285,569	389,921
Cash and cash equivalents	115,549	127,583
Restricted cash held in escrows	7,514	5,831
Loans receivable	8,395	24,005
Secured financing receivable	29,164	29,210
Accounts receivable	1,322	1,468
Loan securities	—	918

TOTAL ASSETS	963,880	1,136,261

LIABILITIES
Mortgage loans payable	246,641	296,954
Senior notes payable	71,255	71,265
Liability for non-controlling interests	46,706	46,564
Liability for estimated costs in excess of estimated receipts during liquidation	32,781	31,253
Dividends payable	1,549	82,353
Accounts payable, accrued liabilities and other liabilities	8,011	10,794
Related party fees payable	2,045	2,374

TOTAL LIABILITIES	408,988	541,557

COMMITMENTS AND CONTINGENCIES (Note 12)
Net assets in liquidation	$554,892	$594,704

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2015

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(Liquidation Basis)

(unaudited, in thousands)

Six Months Ended June 30, 2015

Net assets in liquidation, beginning of period	$594,704
Changes in net assets in liquidation
Change in liquidation value of investments in real estate	9,692
Change in liquidation value of loan securities	(918)
Change in liquidation value of equity investments	155
Remeasurement of assets and liabilities	(2,620)
Remeasurement of non-controlling interests	(590)

Net increase in liquidation value	5,719
Liquidating distributions to holders of Common Shares	(45,531)

Changes in net assets in liquidation	(39,812)

Net assets in liquidation, end of period	$554,892

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2015

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Going Concern Basis)

(unaudited, in thousands, except per share data)

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Revenue
Rents and reimbursements	$20,165	$39,228
Interest and discount accretion	2,752	8,249

	22,917	47,477

Expenses
Property operating	7,150	14,581
Real estate taxes	2,420	4,615
Depreciation and amortization	6,652	13,883
Interest	5,830	11,524
Impairment loss on investments in real estate	—	9,200
General and administrative	2,144	3,786
Related party fees	2,399	4,774
Transaction costs	319	569
State and local taxes	93	105

	27,007	63,037

Other income (loss)
Equity in income of equity investments	4,178	10,372
Earnings from preferred equity investments	564	571
Loss on extinguishment of debt	(564)	(564)
Realized gain (loss) on sale of securities carried at fair value	—	2
Interest and other income	122	207

	4,300	10,588

Income (loss) from continuing operations	210	(4,972)
Discontinued operations
Income from discontinued operations	6,772	11,151

Net income	6,982	6,179
Net loss attributable to non-controlling interests	1,980	3,423

Net income attributable to Winthrop Realty Trust	8,962	9,602
Preferred dividend of Series D Preferred Shares	(2,786)	(5,573)
Amount allocated to Restricted Common Shares	(97)	(192)

Net income attributable to Common Shares	$6,079	$3,837

Per Common Share data - Basic
Loss from continuing operations	$(0.02)	$(0.20)
Income from discontinued operations	0.19	0.31

Net income attributable to Common Shares	$0.17	$0.11

Per Common Share data - Diluted
Loss from continuing operations	$(0.02)	$(0.20)
Income from discontinued operations	0.19	0.31

Net income attributable to Common Shares	$0.17	$0.11

Basic Weighted-Average Common Shares	35,824	35,820

Diluted Weighted-Average Common Shares	35,824	35,820

Comprehensive income
Net income	$6,982	$6,179
Change in unrealized loss on interest rate derivative	(493)	(638)

Consolidated comprehensive income	6,489	5,541

Net loss attributable to non-controlling interests	1,980	3,423

Comprehensive loss attributable to non-controlling interests	1,980	3,423

Comprehensive income attributable to Winthrop Realty Trust	$8,469	$8,964

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2015

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

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2015

CONSOLIDATED STATEMENT OF CASH FLOWS

(Going Concern Basis)

(unaudited, in thousands)

Six Months Ended June 30, 2014
Cash flows from operating activities
Net income	$6,179
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs and fair value of debt)	9,993
Amortization of lease intangibles	5,776
Straight-line rental income	1,075
Loan discount accretion	(1,591)
Discount accretion received in cash	5,865
Earnings of preferred equity investments	(571)
Distributions of income from preferred equity investments	1,208
Income of equity investments	(10,372)
Distributions of income from equity investments	7,755
Restricted cash held in escrows	(881)
Gain on sale of securities carried at fair value	(2)
Gain on sale of real estate investments	(11,002)
Impairment loss on investments in real estate	9,287
Tenant leasing costs	(936)
Equity compensation expenses	1,331
Bad debt recovery	(265)
Changes in assets and liabilities:
Interest receivable	113
Accounts receivable and other assets	1,119
Accounts payable, accrued liabilities and other liabilities	(6,268)

Net cash provided by operating activities	17,813

Cash flows from investing activities
Issuance of loans receivable	(17,492)
Investments in real estate	(5,429)
Investment in equity investments	(45,709)
Proceeds from sale of investments in real estate	56,423
Proceeds from sale of equity investments	200
Return of capital distribution from equity investments	673
Purchase of securities carried at fair value	(73)
Proceeds from sale of securities carried at fair value	75
Restricted cash held in escrows	2,692
Collection of loans receivable	7,765
Proceeds from sale of loans receivable	37,052
Cash from consolidation of properties	332

Net cash provided by investing activities	36,509

(continued on next page)

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2015

CONSOLIDATED STATEMENT OF CASH FLOWS

(Going Concern Basis)

(unaudited, in thousands)

Six Months Ended June 30, 2014
Cash flows from financing activities
Principal payments of mortgage loans payable	$(4,757)
Repurchase of senior notes payable	(11,178)
Restricted cash held in escrows	(168)
Contribution from non-controlling interest	451
Distribution to non-controlling interest	(529)
Proceeds from issuance of Common Shares under Dividend Reinvestment Plan	178
Dividend paid on Common Shares	(11,639)
Dividend paid on Series D Preferred Shares	(5,573)
Dividend paid on Restricted Shares	(43)

Net cash used in financing activities	(33,258)

Net increase in cash and cash equivalents	21,064
Cash and cash equivalents at beginning of period	112,512

Cash and cash equivalents at end of period	133,576

Supplemental Disclosure of Cash Flow Information

Interest paid	$13,181

Capitalized interest	$2,053

Taxes paid	$70

Supplemental Disclosure on Non-Cash Investing and Financing Activities
Dividends accrued on Common Shares and Restricted Shares	$6,251

Capital expenditures accrued	$1,834

Conveyance of secured financing in settlement of loans receivable	$(29,150)

Forgiveness of loan receivable	$190

Seller financing receivable	$4,500

Fair value of assets acquired	$69,140

Fair value of liabilities assumed	$52,687

Contribution to Vintage Housing Holdings LLC	$450

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2015

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

Prior to the plan of liquidation, the Trust was engaged in the business of owning real property and real estate related assets which it categorized into three segments: (i) ownership of investment properties including wholly owned properties and investments in joint ventures which own investment properties (“operating properties”); (ii) origination and acquisition of loans collateralized directly or indirectly by commercial and multi-family real property, (collectively “loan assets”); and (iii) equity and debt interests in other real estate investment trusts (“REIT securities”). Subsequent to the adoption of the plan of liquidation discussed below, the Trust no longer makes operating decisions or assesses performance in separate segments. Accordingly, the Trust has only one reporting and operating segment subsequent to July 31, 2014.

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

The plan of liquidation enables the Trust to sell any and all of its assets without further approval of the shareholders and provides that liquidating distributions be made to the shareholders as determined by the Board. Pursuant to applicable REIT rules, in order to be able to deduct liquidating distributions as dividends, the Trust must complete the disposition of its assets by August 5, 2016, two years after the date the plan of liquidation was adopted by shareholders. To the extent that all of the Trust’s assets are not sold by such date, the Trust intends to satisfy this requirement by distributing its unsold assets into a liquidating trust at the end of such two-year period, and the holders of interests in the Trust at such time will be beneficiaries of such liquidating trust. Interests in the liquidating trust will not be registered and will not be freely transferable.

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

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The consolidated financial statements for the periods ended June 30, 2014 were prepared on the going concern basis of accounting, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

The Trust accrues costs and income that it expects to incur and earn through the end of liquidation to the extent it has a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statements of Net Assets. Actual costs and income may differ from amounts reflected in the financial statements because of inherent uncertainty in estimating future events. These differences may be material. See Note 4 for further discussion. Actual costs incurred but unpaid as of June 30, 2015 are included in accounts payable, accrued liabilities and other liabilities on the Consolidated Statements of Net Assets.

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

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Net assets in liquidation represents the estimated liquidation value available to holders of Common Shares upon liquidation. Due to the uncertainty in the timing of the anticipated sale dates and the estimated cash flows, actual operating results and sale proceeds may differ materially from the amounts estimated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions in determining the values of assets and liabilities, disclose contingent assets and liabilities at the date of the consolidated financial statements and the amounts of revenue and expenses during the reporting period. Under going concern accounting, the estimates that were particularly susceptible to management’s judgment include, but are not limited to, the impairment of real estate, loans and investments in ventures and real estate securities carried at fair value. In addition, estimates are used in accounting for the allowance for doubtful accounts. Under liquidation accounting, the Trust is required to estimate all costs and income that it expects to incur and earn through the end of liquidation including the estimated amount of cash it will collect on disposal of its assets and estimated costs incurred to dispose of assets. All of the estimates and evaluations are susceptible to change and actual results could differ materially from the estimates and evaluations.

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

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Trust calculated earnings per share in accordance with relevant accounting guidance for participating securities and the two class method. The reconciliation of earnings attributable to Common Shares outstanding for the basic and diluted earnings per share calculation is as follows (in thousands, except per share data):

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Basic
Income (loss) from continuing operations	$210	$(4,972)
Loss attributable to non-controlling interest	1,980	3,369
Preferred dividend of Series D Preferred Shares	(2,786)	(5,573)
Amount allocated to Restricted Common Shares	(97)	(192)

Loss from continuing operations applicable to Common Shares	(693)	(7,368)
Income from discontinued operations	6,772	11,151
Loss attributable to non-controlling interest from discontinued operations	—	54

Net income applicable to Common Shares for earnings per share purposes	$6,079	$3,837

Basic weighted-average Common Shares	35,824	35,820

Loss from continuing operations	$(0.02)	$(0.20)
Income from discontinued operations	0.19	0.31

Net income per Common Share - Basic	$0.17	$0.11

Diluted
Income (loss) from continuing operations	$210	$(4,972)
Loss attributable to non-controlling interest	1,980	3,369
Preferred dividend of Series D Preferred Shares	(2,786)	(5,573)
Amount allocated to Restricted Common Shares	(97)	(192)

Loss from continuing operations applicable to Common Shares	(693)	(7,368)
Income from discontinued operations	6,772	11,151
Loss attributable to non-controlling interest from discontinued operations	—	54

Net income applicable to Common Shares for earnings per share purposes	$6,079	$3,837

Basic weighted-average Common Shares	35,824	35,820
Restricted Common Shares (1)	—	—

Diluted weighted-average Common Shares	35,824	35,820

Loss from continuing operations	$(0.02)	$(0.20)
Income from discontinued operations	0.19	0.31

Net income per Common Share - Diluted	$0.17	$0.11

(1)	The Trust’s Restricted Common Shares were anti-dilutive for the three and six months ended June 30, 2014 and are not included in the weighted-average shares outstanding for the calculation of diluted earnings per Common Share. The amendments to the Restricted Common Shares discussed in Note 14 had no impact on the calculation of earnings per share for the period presented.

For the quarter ended June 30, 2014, the Trust paid a regular quarterly dividend of $0.1625 per Common Share and a regular quarterly dividend of $0.578125 per Series D Cumulative Redeemable Preferred Share (the “Series D Preferred Shares”). A liquidating distribution of $2.25 per Common Share was paid on January 15, 2015 to common shareholders of record on January 5, 2015. A liquidating distribution of $1.25 per Common Share was paid on June 16, 2015 to common shareholders of record on June 9, 2015.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The change in the liability for estimated costs in excess of estimated receipts during liquidation as of June 30, 2015 is as follows (in thousands):

	December 31, 2014	Cash Payments (Receipts)	Remeasurement of Assets and Liabilities	June 30, 2015
Assets:
Estimated net inflows from investments in real estate, loans receivable and secured financing receivable	$25,169	$(7,428)	$(865)	$16,876

Liabilities:
Sales costs	(11,840)	578	(34)	(11,296)
Corporate expenditures	(44,582)	7,942	(1,721)	(38,361)

	(56,422)	8,520	(1,755)	(49,657)

Total liability for estimated costs in excess of estimated receipts during liquidation	$(31,253)	$1,092	$(2,620)	$(32,781)

5.	Net Assets in Liquidation

Net assets in liquidation decreased by $39,812,000 during the six months ended June 30, 2015. The primary reason for the decrease in net assets was due to liquidating distributions to holders of Common Shares of $45,531,000, a $1,721,000 increase in estimated corporate expenditures resulting primarily from increases in estimated fees payable to the advisor as a result of increases in liquidation values of certain investments, a $918,000 decrease in the value of the Trust’s loan securities resulting from a new appraisal of the collateral underlying the security and a $590,000 increase in the liability for non-controlling interests. These decreases were offset by a $9,692,000 increase in investments in real estate and a $155,000 net increase in the liquidation value of equity investments.

The net assets in liquidation at June 30, 2015 would result in liquidating distributions of approximately $15.23 per Common Share. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of sales, the performance of underlying assets and any changes in the underlying assumptions of the projected cash flows.

6.	Property Dispositions

44 Monroe, Phoenix, Arizona – property sale – On April 14, 2015 the venture in which the Trust holds an 83.7% interest sold its apartment building located in Phoenix, Arizona for gross proceeds of $50,650,000. The entire net proceeds, after closing costs and pro-rations, of approximately $49,143,000 were used to pay down the loan collateralized by the remaining properties in the venture. The liquidation value of the property was $50,650,000 at December 31, 2014.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Cerritos, California – contract for sale - On June 15, 2015 the Trust entered into a contract to sell its office property located in Cerritos, California for gross proceeds of $30,500,000. The buyer’s $850,000 deposit under the purchase contract became non-refundable, subject to customary closing conditions, on July 16, 2015. If consummated, the sale is expected to close in the third quarter of 2015. The liquidation value of the property was $29,916,000 at December 31, 2014. The liquidation value at June 30, 2015 has been increased to $30,500,000 to reflect the contract for sale.

Highgrove, Stamford, Connecticut – contract for sale – On June 26, 2015 the venture in which the Trust holds an 83.7% interest entered into a contract to sell its apartment building located in Stamford, Connecticut for gross proceeds of $90,000,000. The buyer’s $2,000,000 deposit under the purchase contract became non-refundable, subject to customary closing conditions, on June 30, 2015. If consummated, the sale is expected to close in the third quarter of 2015. The liquidation value of the property was $84,867,000 at December 31, 2014. The liquidation value at June 30, 2015 has been increased to $90,000,000 to reflect the contract for sale.

7.	Loans Receivable

The Trust’s loans receivable at June 30, 2015 and December 31, 2014 are as follows (in thousands):

			Carrying Amount (1)
Description	Loan Position	Stated Interest Rate June 30, 2015	June 30, 2015	December 31, 2014	Contractual Maturity Date

Rockwell	Mezzanine	12.0%	$—	$—	05/01/16
Churchill	Whole Loan	LIBOR + 3.75%	—	—	08/01/16
Popiu Shopping Village	B-Note	6.62%	2,786	2,804	01/06/17
Edens Center and Norridge Commons (2)	Mezzanine	LIBOR + 12% (3)	3,098	18,690	03/09/17
Mentor Building	Whole Loan	10.0%	2,511	2,511	09/10/17

			$8,395	$24,005

(1)	The carrying amount represents the estimated amount expected to be collected on disposition of the loan plus contractual interest receivable.
(2)	Carrying amount includes the par amount plus the estimated amount to be collected on the participation interest of $3,000 and accrued interest of $1.
(3)	LIBOR floor of 0.5%.

Edens Center and Norridge Commons – On February 5, 2015 the Norridge, Illinois property, which was one of the two properties that collateralized this loan receivable, was sold and the Trust received a principal payment of $15,275,000 plus all accrued and unpaid interest due in connection with the sale. The outstanding principal balance on the loan receivable was $97,000 at June 30, 2015. Upon satisfaction of the loan, the Trust is entitled to a participation interest equal to the greater of (i) a 14.5% internal rate of return (“IRR”) (increasing to a 15.5% IRR after March 9, 2017) and (ii) 30% (increasing to 40% after March 9, 2017 and 50% after March 9, 2018) of the value of both of the properties which collateralized the loan in excess of $115,000,000. The Edens Center property continues to collateralize the loan.

The carrying amount of loans receivable at June 30, 2015 and December 31, 2014 includes accrued interest of $27,000 and $218,000, respectively.

The weighted average coupon as calculated on the par value of the Trust’s loans receivable was 8.04% and 10.55% at June 30, 2015 and December 31, 2014, respectively and the weighted average yield to maturity as calculated on the carrying value of the Trust’s loan receivable was 13.73% and 12.78% at June 30, 2015 and December 31, 2014, respectively.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Loan Receivable Activity

Activity related to loans receivable is as follows (in thousands):

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

Balance at beginning of period	$24,005	$101,100
Purchase and advances	—	21,992
Interest received, net	(191)	(44)
Repayments/sale proceeds/forgiveness	(15,419)	(74,157)
Loan discount accretion	—	1,591
Discount accretion received in cash	—	(5,865)

Balance at end of period	$8,395	$44,617

The following table summarizes the Trust’s interest and discount accretion income for the three and six months ended June 30, 2014 (in thousands):

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014

Interest on loan assets	$2,366	$4,871
Exit fee/prepayment penalty	—	1,787
Accretion of loan discount	386	1,591

Total interest and discount accretion	$2,752	$8,249

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

As of June 30, 2014, there was one non-performing loan with past due payments. The Trust did not record any provision for loan loss for the three and six months ended June 30, 2014.

Secured Financing Receivable

In August 2013 the Trust closed on an agreement to acquire its venture partner’s (“Elad”) 50% interest in the mezzanine lender with respect to the One South State Street, Chicago, Illinois property (“Lender LP”) for $30,000,000. In connection with the transaction, the Trust entered into an option agreement with Elad granting Elad the right, but not obligation, to repurchase the interest in the venture. The option agreement provides Elad, as the transferor, the option to unilaterally cause the return of the asset at the earlier of two years from August 21, 2013 or an event of default on Lender LP’s mezzanine debt. As such, Elad is able to retain control of its interest in Lender LP for financial reporting purposes as the exercise of the option is unconditional other than for the passage of time. As a result, for financial reporting purposes, the transfer of the financial asset is accounted for as a secured financing rather than an acquisition. The $30,000,000 acquisition price is recorded as a secured financing receivable. Under the going concern basis of accounting, the Trust recognized interest income on the secured financing receivable on an accrual basis in accordance with GAAP, at an annual interest rate of 15%. The Trust recorded $951,000 and $1,892,000 of interest income during the three and six months ended June 30, 2014, respectively.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8.	Equity Investments

Under liquidation accounting, equity investments are carried at net realizable value. The Trust’s nominal ownership percentages in its equity investments consist of the following at June 30, 2015 and December 31, 2014:

Venture Partner	Equity Investment	Nominal % Ownership at June 30, 2015	Nominal % Ownership at December 31, 2014

Elad Canada Ltd	WRT One South State Lender LP	50.0%	50.0%
Elad Canada Ltd	WRT-Elad One South State Equity LP	50.0%	50.0%
Atrium Holding	RE CDO Management LLC	50.0%	50.0%
Freed	Mentor Retail LLC	49.9%	49.9%
Inland	Concord Debt Holdings LLC	66.6%	66.6%
Inland	CDH CDO LLC	49.6%	49.6%
Marc Realty	Atrium Mall LLC	50.0%	50.0%
New Valley/Witkoff	701 Seventh WRT Investor LLC	81.0%	81.0%
RS Summit Pointe (1)	RS Summit Pointe Apartments LLC	80.0%	80.0%
Freed	Edens Plaza Associates LLC	<1%	<1%
Freed (1)	Irving-Harlem Venture Limited	<1%	<1%
Gancar Trust (2)	Vintage Housing Holdings LLC	n/a	75.0%

(1)	Investment was previously consolidated under going concern accounting. See Note 3 “Liquidation Basis of Accounting” for further discussion.
(2)	The Trust’s investment was sold during the six months ended June 30, 2015.

Vintage Housing Holdings – On January 2, 2015 the Trust contributed an additional $5,645,000 to the venture to acquire the limited partner interests in two of the underlying properties. During the six months ended June 30, 2015 the Trust received distributions, inclusive of return of capital distributions, totaling $4,959,000 from the venture. On June 1, 2015 the Trust sold its interest in Vintage Housing Holdings LLC to an independent third party and received net proceeds of approximately $82,471,000. The liquidation value of this investment was $82,928,000 at December 31, 2014.

Concord Debt Holdings – During May 2015 the Trust received a distribution of $20,173,000 from its Concord Debt Holdings LLC venture. The distribution was in connection with the sale of the luxury hotel assets owned by the MSREF hotel venture in which Concord Debt Holdings LLC holds an interest.

701 Seventh Avenue – The Trust invested an additional $1,529,000 in this venture in the first quarter of 2015. In April 2015 the Trust invested an additional $673,000 in this venture bringing its total invested capital in the venture to $108,825,000 at June 30, 2015. The Trust has committed to invest up to $125,000,000 in the aggregate to this venture.

CDH CDO LLC - On June 25, 2015 the venture closed on the sale of four bond assets and one loan asset for gross proceeds of $54,122,000. The proceeds of the sale were utilized to fully satisfy the debt of the venture. Additionally, in June 2015 a loan asset held by the venture was repaid at par, which was consistent with the Trust’s liquidation value at December 31, 2014 and June 30, 2015. On July 1, 2015 the Trust received a $6,200,000 distribution from this venture.

9.	Debt

Mortgage Loans Payable

Mortgage loans payable are carried at their contractual amounts due under liquidation accounting. The Trust had outstanding mortgage loans payable of $246,641,000 and $296,954,000 at June 30, 2015 and December 31, 2014, respectively. The mortgage loan payments of principal and interest are generally due monthly, quarterly or semi-annually and are collateralized by applicable real estate of the Trust.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Trust’s mortgage loans payable at June 30, 2015 and December 31, 2014 are summarized as follows (in thousands):

Location of Collateral	Maturity	Spread Over LIBOR (1)	Interest Rate at June 30, 2015	June 30, 2015	December 31, 2014

Lisle, IL	Oct 2015	Libor + 2.5%	2.69%	$5,541	$5,713
Chicago, IL	Mar 2016	—	5.75%	19,296	19,491
New York, NY	May 2016	Libor + 2.5% (2)	3.50%	50,750	51,034
Greensboro, NC	Aug 2016	—	6.22%	13,600	13,600
Stamford, CT (4)(5)	Oct 2016	Libor + 2.0% (3)	2.69%	33,448	44,923
Houston, TX (4)(5)	Oct 2016	Libor + 2.0% (3)	2.69%	44,319	59,524
Cerritos, CA	Jan 2017	—	5.07%	23,000	23,000
Lisle, IL	Mar 2017	—	5.55%	5,350	5,392
Orlando, FL	Jul 2017	—	6.40%	36,009	36,347
Plantation, FL	Apr 2018	—	6.48%	10,478	10,550
Churchill, PA	Aug 2024	—	3.50%	4,850	4,918
Phoenix, AZ (4)(5)	n/a	—	n/a	—	22,462

				$246,641	$296,954

(1)	The one-month LIBOR rate at June 30, 2015 was 0.1865%. The one-month LIBOR rate at December 31, 2014 was 0.17125%.
(2)	The loan has a LIBOR floor of 1%.
(3)	The loan has an interest rate swap which effectively fixes LIBOR at 0.69%.
(4)	These properties are cross-collateralized. Proceeds from property sales go 100% to repay the mortgage loan.
(5)	A portion of the loan was satisfied during 2015 in connection with the sale of a property.

Notes Payable

In conjunction with the loan modification on the property located in Cerritos, California the Trust assumed a $14,500,000 B Note that bears interest at 6.6996% per annum and requires monthly interest payments of approximately $12,000 with the balance of the interest accruing. The loan modification agreement provides for a participation feature whereby the B Note can be fully satisfied with proceeds from the sale of the property after the Trust receives a 9.0% priority return on its capital, during a specified time period as defined in the loan modification document. As a result of the loan modification, the B Note does not have a contractually specified settlement amount. As such, the B Note is recorded at the estimated settlement amount based on the estimated sale of the property as discussed in Note 6 – Property Dispositions. The liquidation value of the B Note was $272,000 at June 30, 2015 and $0 at December 31, 2014. The liquidation value of the B Note is included in liability for estimated costs in excess of estimated receipts on the Consolidated Statements of Net Assets.

10.	Senior Notes Payable

In August 2012 the Trust issued a total $86,250,000 of its Senior Notes at an issue price of 100% of par value. Pursuant to its securities repurchase plan, as of June 30, 2015 the Trust had acquired $14,995,000 of its outstanding Senior Notes in open market transactions for an aggregate price of $15,707,000. As of June 30, 2015, there were $71,255,000 Senior Notes outstanding not held by the Trust. The Senior Notes mature on August 15, 2022 and bear interest at the rate of 7.75% per year, payable quarterly in arrears. The Trust has the right to redeem the Senior Notes, in whole or in part, at any time, or from time to time, on or after August 15, 2015 at a redemption price in cash equal to 100% of the principal amount redeemed plus accrued and unpaid interest. The Trust has notified the trustee of the Senior Notes that it will redeem the Senior Notes in full effective August 15, 2015.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11.	Non-controlling Interests

Under going concern accounting, consolidated joint ventures are recorded on a gross basis with an allocation of equity to non-controlling interest holders. Under liquidation accounting, the presentation for joint ventures historically consolidated under going concern accounting is determined based on the Trust’s planned exit strategy. Those ventures in which the Trust intends to sell the underlying property are presented on a gross basis with a payable to the non-controlling interest holder. Those ventures in which the Trust intends to sell its interest in the venture, rather than the property, are accounted for as an equity investment and are presented on a net basis without a non-controlling interest component. In this regard, the Trust’s investments in the Norridge, Illinois property and Summit Pointe Apartments, which were consolidated under going concern accounting, are accounted for as equity investments under liquidation accounting.

12.	Commitments and Contingencies

In addition to the initial purchase price of certain loans and operating properties, the Trust has future funding commitments attributable to its 701 Seventh Avenue investment which total approximately $16,175,000 at June 30, 2015.

The Trust’s venture which owns the property located at 450 W 14th Street, New York, New York is subject to a ground lease which expires on June 1, 2053. As of June 30, 2015, in connection with the ground lease, the venture has commitments of $749,000, $1,592,000, $1,656,000, $1,791,000, $1,844,000 and $105,784,000 for the years ending December 31, 2015, 2016, 2017, 2018, 2019 and thereafter, respectively.

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

13.	Related-Party Transactions

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

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table sets forth the fees and reimbursements paid by the Trust for the three and six months ended June 30, 2015 and 2014 to FUR Advisors and Winthrop Management LP (“Winthrop Management”) (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Base Asset Management Fee (1)	$1,635	$2,399	$3,319	$4,774
Property Management Fee	261	338	545	657
Construction Management Fee	66	110	97	189

	$1,962	$2,847	$3,961	$5,620

(1)	Includes fees on third party contributions of $7 and $23 for the three months ended June 30, 2015 and 2014, respectively, and of $14 and $48 for the six months ended June 30, 2015 and 2014, respectively.

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

In connection with the adoption of the plan of liquidation, the Trust accrues costs it expects to incur through the end of the liquidation. In this regard, at June 30, 2015 the Trust has accrued, based on its estimates of the timing and amounts of liquidating distributions to be paid to Common Shareholders, base management fees of $8,768,000, exclusive of the $1,635,000 included in related party fees payable, termination fees of $9,496,000 and incentive fees of $15,806,000. These amounts are included in liabilities for estimated costs in excess of estimated receipts during liquidation. Actual fees incurred may differ significantly from these estimates due to inherent uncertainty in estimating future events.

Incentive Fee / Termination Fee - The incentive fee is equal to 20% of any amounts available for distribution in excess of the threshold amount and is only payable at such time, if at all, (i) when holders of the Trust’s Common Shares receive aggregate dividends above the threshold amount or (ii) upon termination of the Advisory Agreement if the net value of the Trust’s assets exceeds the threshold amount based on then current market values and appraisals. That is, the incentive fee is not payable annually but only at such time, if at all, as shareholders have received dividends in excess of the threshold amount (set at $569,963,000 on December 31, 2014 plus an annual return thereon equal to the greater of (x) 4% or (y) the 5 year U.S. Treasury Yield plus 2.5%, which equated to 4% for the second quarter of 2015, (such return, the “Growth Factor”) less any dividends paid from and after January 1, 2015). The incentive fee will also be payable if the Advisory Agreement is terminated, other than for cause (as defined) by the Trust or with cause by the Trust’s Advisor, and if on the date of termination the net value of the Trust’s assets exceeds the threshold amount. At June 30, 2015 the threshold amount required to be distributed before any incentive fee would be payable to FUR Advisors was $454,517,000, which was equivalent to $12.69 per Common Share. At June 30, 2015, based on the Trust’s estimate of liquidating distributions, it is estimated that the Advisor would be entitled to an incentive fee of $15,806,000 in connection with the liquidation. This amount has been accrued and is included in liabilities for estimated costs in excess of estimated receipts during liquidation.

With respect to the termination fee, it is only payable if there is (i) a termination of the Advisory Agreement for any reason other than for cause (as defined) by the Trust or with cause by the Trust’s Advisor, (ii) a disposition of all or substantially all of the Trust’s assets, or (iii) an election by the Trust to orderly liquidate the Trust’s assets. The termination fee, if payable, is equal to the lesser of (i) the base management fee paid to the Trust’s Advisor for the prior twelve month period or (ii) either (x) in the case of a termination of the Advisory Agreement, 20% of the positive difference, if any between (A) the appraised net asset value of the Trust’s assets at the date of termination and (B) the threshold amount less $104,980,000, or (y) in the case of a disposition or liquidation, 20% of any dividends paid on account of the Trust’s Common Shares at such time as the threshold amount is reduced to $104,980,000, which will be achieved at such time as aggregate distributions of approximately $9.76 per Common Share in excess of the Growth Factor have been paid. For example, if the Trust had been liquidated at June 30, 2015, the termination fee would only have been payable if total dividends of approximately $9.76 per Common Share had been paid, and then only until the total termination fee paid would have equaled $9,496,000 (the base management fee for the twelve months prior to the approved plan of liquidation), which amount would be achieved when total dividends paid per Common Share equaled approximately $11.08. At June 30, 2015 it is estimated that the Advisor will be entitled to a termination fee of $9,496,000 in connection with the liquidation. This amount has been accrued and is included in liabilities for estimated costs in excess of estimated receipts during liquidation.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

At June 30, 2015 $1,635,000 payable to FUR Advisors and $410,000 payable to Winthrop Management were included in related party fees payable.

14.	Restricted Share Grants

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

In connection with the adoption of the plan of liquidation, the Trust’s compensation committee authorized amendments to the grant agreements to provide for an early expiration of the Forfeiture Period which now expires on May 5, 2016 and the reissuance of forfeited shares. In this regard, 10,000 Restricted Shares, which had previously been forfeited, were issued on September 5, 2014. Additionally, the Trust’s compensation committee agreed to fully vest 8,750 Restricted Shares held by non-executive officers whose employment was terminated in connection with the plan of liquidation. As a result, there were 591,250 Restricted Shares issued and outstanding at June 30, 2015.

15.	Reportable Segments

The FASB guidance on segment reporting establishes standards for the way that public business enterprises report information about operating segments in financial statements and requires that those enterprises report selected financial information about reportable segments in interim financial reports issued to shareholders.

Prior to the approval of the plan of liquidation, based on the Trust’s method of internal reporting, management determined that it had three reportable segments: (i) the ownership of operating properties; (ii) the origination and acquisition of loans and debt securities secured directly or indirectly by commercial and multi-family real property – collectively, loan assets; and (iii) the ownership of equity and debt securities in other REITs – REIT securities. Subsequent to the adoption of the plan of liquidation, the Trust no longer makes operating decisions or assesses performance in separate segments. Accordingly, the Trust has only one reporting and operating segment subsequent to July 31, 2014.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

16.	Variable Interest Entities

Consolidated Variable Interest Entities

Under going concern accounting, consolidated variable interest entities are those where the Trust is the primary beneficiary of a variable interest entity. The primary beneficiary is the party that has a controlling financial interest in the VIE, which is defined by the entity having both of the following characteristics: 1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance, and 2) the obligation to absorb losses and right to receive the returns from the VIE that could be significant to the VIE. At June 30, 2014, the Trust had identified two consolidated variable interest entities; its Cerritos, California office property and 1515 Market Street, its office property located in Philadelphia, Pennsylvania. The 1515 Market Street property was sold on December 2, 2014. The Trust has no future funding obligations to the Cerritos, California property and the Trust’s maximum exposure to loss is limited to its invested capital.

Variable Interest Entities Not Consolidated

Equity Method and Preferred Equity Investments – Under going concern accounting, the Trust reviewed its various equity method and preferred equity investments and identified six investments for which the Trust held a variable interest in a VIE at June 30, 2014. Of these six interests there were two investments for which the underlying entities did not have sufficient equity at risk to permit them to finance their activities without additional subordinated financial support. There were four additional entities for which the VIE assessment was primarily based on the fact that the voting rights of the equity holders were not proportional to their obligations to absorb expected losses and rights to receive residual returns of the legal entities. These unconsolidated joint ventures were those where the Trust was not the primary beneficiary of a VIE.

Loans Receivable and Loan Securities – Under going concern accounting, the Trust reviewed its loans receivable and loan securities and at June 30, 2014 two of these assets were identified as variable interests in a VIE because the equity investment at risk at the borrowing entity level was not considered sufficient for the entity to finance its activities without additional subordinated financial support. There was one investment where the equity holders lacked the right to receive returns due to the lender’s participation interest in the debt.

Certain loans receivable and loan securities which had been determined to be VIEs were performing assets, meeting their debt service requirements. In those cases the borrower held legal title to the real estate collateral and had the power to direct the activities that most significantly impacted the economic performance of the VIE, including management and leasing activities. In the event of default under those loans, the Trust only had protective rights and its obligation to absorb losses was limited to the extent of its loan investment. The borrower was determined to be the primary beneficiary for those performing assets.

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

17.	Subsequent Events

The Trust has performed an evaluation of subsequent events through the date of issuance of the consolidated financial statements and noted no items requiring adjustment of the consolidated financial statements or additional disclosures.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2015

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

In order to comply with applicable tax laws, any of our assets not sold by August 5, 2016 will be distributed into a liquidating trust. If we transfer our assets to a liquidating trust, our shareholders will receive beneficial interest in the liquidating trust equivalent to those held in the Trust, which beneficial interests will generally not be transferrable.

The timing and amount of the liquidating distributions to the shareholders will be determined by our Board of Trustees. The dissolution process and the amount and timing of distributions to shareholders involve risks and uncertainties. As such, it is impossible at this time to determine the ultimate amount of liquidation proceeds that will actually be distributed to holders of Common Shares or the timing of such payments. To date, liquidating distributions have been paid totaling $3.50 per Common Share.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2015

(Unaudited)

Although we expect that our Common Shares will continue to be traded on the New York Stock Exchange until our assets are either disposed of or transferred to a liquidating trust, under New York Stock Exchange rules it is possible that as we sell our assets we may not meet the listing standards of the New York Stock Exchange. If this occurs, our Common Shares could be delisted.

Consolidated Operating Properties

As of June 30, 2015 our consolidated properties were approximately 93.1% leased compared to approximately 92.1% leased at December 31, 2014.

Equity Investment Activity

Vintage Housing Holdings – We invested an additional $5,645,000 in this venture in the first quarter of 2015. The capital contribution was used to acquire the limited partnership interest in two of the underlying partnerships. During the first half of 2015 we received distributions totaling $4,959,000 from the venture. On June 1, 2015 we sold our interest in the venture and received net proceeds of approximately $82,471,000. The liquidation value of this investment was $82,928,000 at December 31, 2014.

Concord Debt Holdings – During May 2015 we received a distribution of $20,173,000 from our Concord Debt Holdings LLC venture. The distribution was in connection with the sale of the luxury hotel assets owned by the MSREF hotel venture in which Concord Debt Holdings LLC holds an interest.

701 Seventh Avenue – We invested an additional $2,202,000 in this venture in the first half of 2015 bringing our total invested capital to $108,825,000 at June 30, 2015.

The indebtedness encumbering the asset held by the venture was modified to (i) provide for an additional one year extension option potentially extending the final maturity on the loan, if fully extended, to January 31, 2020 and (ii) permit up to $200,000,000 in 5.9% EB-5 financing (of which $88,100,000 has been funded to date), with a corresponding reduction in the existing mezzanine loan borrowing, thereby resulting in interest savings to the venture.

CDH CDO LLC - On June 25, 2015 the venture closed on the sale of four bond assets and one loan asset for gross proceeds of $54,122,000. The proceeds of the sale were utilized to fully satisfy the debt of the venture. Additionally, in June 2015 a loan asset held by the venture was repaid at par which was consistent with our liquidation value. On July 1, 2015 we received a $6,200,000 distribution from this venture.

Loan Activity

Edens Center and Norridge Commons – loan pay down – On February 5, 2015 the Norridge, Illinois property was sold, and we received a principal payment of $15,275,000 in connection with the sale. The outstanding principal balance on the loan receivable was $225,000 following the repayment. Additional payments on the loan have been received reducing the outstanding principal balance to $98,000 at June 30, 2015. Upon satisfaction of the loan, we are entitled to a participation interest equal to the greater of (i) a 14.5% internal rate of return (“IRR”) on the original loan amount of $15,500,000 (increasing to a 15.5% IRR after March 9, 2017) and (ii) 30% (increasing to 40% after March 9, 2017 and 50% after March 9, 2018) of the value of the properties in excess of $115,000,000. The loan continues to be collateralized by the Edens Center property.

Disposition Activity

44 Monroe - property sale - On April 14, 2015 the venture in which we hold an 83.7% interest sold its apartment building located in Phoenix, Arizona for gross proceeds of $50,650,000. The entire net proceeds, after closing costs and pro-rations, of approximately $49,143,000 were used to pay down the loan collateralized by the remaining properties in the venture. The liquidation value of this property was $50,650,000 at December 31, 2014.

Cerritos, California – contract for sale - On June 15, 2015 we entered into a contract to sell our office property located in Cerritos, California for gross proceeds of $30,500,000. The buyer’s $850,000 deposit under the purchase contract became non-refundable, subject to customary conditions, on July 16, 2015. If consummated, the sale is expected to close in the third quarter of 2015. The liquidation value of the property was $29,916,000 at December 31, 2014. The liquidation value at June 30, 2015 has been increased to $30,500,000 to reflect the contract for sale.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2015

(Unaudited)

Highgrove, Stamford, Connecticut – contract for sale – On June 26, 2015 the venture in which we hold an 83.7% interest entered into a contract to sell its apartment building located in Stamford, Connecticut for gross proceeds of $90,000,000. The buyer’s $2,000,000 deposit under the purchase contract became non-refundable, subject to customary conditions, on June 30, 2015. If consummated, the sale is expected to close in the third quarter of 2015. The liquidation value of the property was $84,867,000 at December 31, 2014. The liquidation value at June 30, 2015 has been increased to $90,000,000 to reflect the contract for sale.

Liquidity and Capital Resources

At June 30, 2015 we held $115,549,000 in unrestricted cash and cash equivalents. Our total assets and net assets in liquidation were $963,880,000 and $554,892,000, respectively at June 30, 2015. Our ability to meet our obligations is contingent upon the disposition of our assets in accordance with our plan of liquidation. We estimate that the proceeds from the sale of assets pursuant to the plan of liquidation will be adequate to pay our obligations, however, we cannot provide any assurance as to the prices or net proceeds we will receive from the disposition of our assets.

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

Contractual Obligations

Future Funding Requirements

We have future funding requirements relating to our 701 Seventh Avenue investment which total approximately $16,175,000 at June 30, 2015. We, through our investment in WRT One South State Lender LP, have future funding commitments related to tenant improvements and capital expenditure needs at the property located at One South State Street, Chicago, Illinois. We have committed to fund 100% of retail tenant improvement and capital expenditure needs and 80% of office tenant improvement and capital expenditure needs that are not met by current operating cash flow of the property. Based on recent lease signings at the property, we anticipate funding approximately $8,790,000 over the next 18 months in connection with this commitment. Any amounts funded pursuant to this commitment will be considered additions to the mezzanine loan and will accrue interest at the rate of 15% per annum.

Debt Maturities

At June 30, 2015, our statement of net assets contains mortgage loans payable of $246,641,000. We have $5,541,000 of mortgage debt maturing in 2015 and $161,413,000 maturing in 2016, with the remainder maturing in 2017 or later. With respect to our one mortgage loan maturing in 2015, we have one, one-year extension option which we intend to exercise if we are unable to sell the property prior to the current debt maturity. Our Senior Notes, which, exclusive of those held by the Trust, have an outstanding balance of $71,255,000 at June 30, 2015, mature on August 15, 2022 but are callable by us beginning August 15, 2015. We have notified the trustee of the Senior Notes that we will redeem the Senior Notes in full effective August 15, 2015. We continually evaluate our debt maturities and, based on our current assessment, we believe that, to the extent we are unable to sell an asset prior to a loan’s maturity, there are viable financing and refinancing alternatives for debts as they mature that will not materially adversely impact our liquidity or our expected financial results.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2015

(Unaudited)

Cash Flows

Our level of liquidity based upon cash and cash equivalents decreased by approximately $12,034,000 from $127,583,000 at December 31, 2014 to $115,549,000 at June 30, 2015.

The holders of Common Shares approved a plan of liquidation on August 5, 2014 and we adopted the liquidation basis of accounting effective August 1, 2014. We did not make any acquisitions in new investments in 2015, and in accordance with the plan of liquidation, no further acquisitions are expected.

Our primary sources of non-operating cash flow for the six months ended June 30, 2015 include:

•	$83,886,000 in sale proceeds and return of capital distributions from our Vintage Housing Holdings equity investment;

•	$21,570,000 in distributions from our Concord Debt Holdings equity investment from the payoff of underlying loan assets; and

•	$15,402,000 in principal repayments on our Edens Center and Norridge Commons loan receivable.

Our primary non-operating uses of cash flow for the six months ended June 30, 2015 include:

•	$127,488,000 for payment of liquidating distributions to our holders of Common Shares;

•	$5,645,000 for additional contributions to our Vintage Housing Holdings equity investment; and

•	$2,202,000 for additional contributions to our 701 Seventh Avenue equity investment.

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

A liquidating distribution of $2.25 per Common Share was paid on January 15, 2015 to holders of Common Shares of record on January 5, 2015. A liquidating distribution of $1.25 per Common Share was paid on June 16, 2015 to holders of Common Shares of record on June 9, 2015.

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

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2015

(Unaudited)

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

Changes in Net Assets in Liquidation

Period from January 1, 2015 through June 30, 2015

Net assets in liquidation decreased by $39,812,000 during the period January 1, 2015 through June 30, 2015. The decrease in net assets in liquidation was the result of $45,531,000 of liquidating distributions to holders of our Common Shares partially offset by a $5,719,000 net increase in liquidation values. The primary reasons for the increase in liquidation values were as follows:

•	a $5,133,000 increase in the liquidation value of our Stamford, Connecticut residential property based on the contract for sale partially offset by a $433,000 decrease in estimated receipts at the property due to a change in the anticipated holding period of the property;

•	a $3,975,000 increase in the liquidation value of our Chicago, Illinois (One East Erie) property based on recent marketing efforts. The anticipated holding period for the property has been pushed out to allow for burn off of the loan pre-payment penalty. The extended hold period results in a $1,397,000 increase in estimated receipts at the property;

•	a $3,233,000 increase in the liquidation value of our WRT One South State Lender equity investment due to additional interest to be earned on anticipated future loan advances;

•	a $908,000 increase in estimated distributions from our Concord Debt Holdings equity investment primarily as a result of the sale of the MSREF hotel assets;

•	a $584,000 increase in the liquidation value of our Cerritos, California office property based on the contract for sale;

•	a $385,000 increase in the liquidation value of our WRT-Elad One South State Equity investment due to new lease signings at the property; and

•	a $344,000 increase in estimated future distributions from our Atrium Mall equity investment due to a change in the estimated holding period of the investment.

Primarily offset by:

•	a $5,339,000 decrease in the liquidation value of our CDH CDO equity investment as a result of a decrease in the estimated underlying collateral value of one of the loan assets held by the venture partially offset by a $1,704,000 increase in estimated future receipts based on the collection of an old receivable;

•	a $1,585,000 increase in the estimated fees payable to our advisor over the duration of the liquidation;

•	a $1,146,000 decrease in estimated receipts at our Houston, Texas residential property due to a change in the anticipated holding period of the property;

•	a $1,143,000 decrease in receipts from our Vintage Housing Holdings equity investment due to a shorter holding period and increased costs associated with the sale; and

•	a $918,000 decrease in the liquidation value of our loan securities resulting from reduced net operating income and a lower appraisal of the underlying collateral.

Critical Accounting Policies and Estimates

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Recently Issued Accounting Standards

None that are applicable to the Trust given the application of liquidation basis accounting.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2015

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

Our liabilities include both fixed and variable rate debt. We seek to limit our risk to interest rate fluctuations through match financing on our loan assets.

The table below presents information about the Trust’s derivative financial instruments at June 30, 2015 (in thousands):

Type	Maturity	Strike Rate	Notional Amount of Hedge	Cost of Hedge

Swap	October 2016	0.69%	$77,767	$—
Cap	November 2017	4.00%	50,000	165
Cap	November 2018	5.00%	50,000	220

The fair value of our mortgage loans payable and secured financings as of the applicable date, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, was $246,912,000 and $297,376,000 at June 30, 2015 and December 31, 2014, respectively. The fair value of our Senior Notes outstanding as of the applicable date, based on quoted market prices, was $72,480,000 and $73,859,000 at June 30, 2015 and December 31, 2014, respectively.

The following table shows what the annual effect a change in the LIBOR rate would have on interest expense based upon our variable rate debt at June 30, 2015 taking into consideration the effect of our derivative financial instruments (in thousands):

	Change in LIBOR (2)
	-0.19%	1%	2%	3%
Change in consolidated interest expense	$(10)	$150	$713	$1,276
Pro-rata share of change in interest expense of debt on non-consolidated entities (1)	—	2	4	6

(Increase) decrease in net income	$(10)	$152	$717	$1,282

(1)	Represents our pro-rata share of a change in interest expense in our 701 Seventh Avenue, Norridge Commons and Edens Plaza equity investments.
(2)	The one-month LIBOR rate at June 30, 2015 was 0.1865%.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2015

(Unaudited)

We may utilize various financial instruments to mitigate the potential negative impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies.

The following table shows what the annual effect a change in the LIBOR rate would have on interest income based upon our variable rate loan assets at June, 2015 (in thousands):

	Change in LIBOR (1)
	-0.19%	1%	2%	3%

Change in consolidated interest income	$(1)	$4	$8	$13
Pro-rata share of change in interest income of loan assets in non-consolidated entities	—	—	—	—

Increase (decrease) in net income	$(1)	$4	$8	$13

(1)	The one-month LIBOR rate at June 30, 2015 was 0.1865%.

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

FORM 10-Q JUNE 30, 2015

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

As of June 30, 2015 an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Other Matters

There have been no changes in our internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2015

(Unaudited)

PART II.	OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2015

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winthrop Realty Trust

Date: August 6, 2015	By:	/s/ Michael L. Ashner
Michael L. Ashner
Chief Executive Officer

Date: August 6, 2015	By:	/s/ John A. Garilli
John A. Garilli
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2015

EXHIBIT INDEX

Exhibit	Description	Page Number

3.1	Second Amended and Restated Declaration of Trust as of May 21, 2009 - Incorporated by reference to Exhibit 3.1 to the Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2009.	—

3.2	By-laws of Winthrop Realty Trust as amended and restated on November 3, 2009 - Incorporated by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed November 6, 2009.	—

3.3	Amendment to By-laws - Incorporated by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed March 6, 2010.	—

4.1	Form of certificate for Common Shares of Beneficial Interest - Incorporated by reference to Exhibit 4.1 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008.	—

4.2	Agreement of Limited Partnership of WRT Realty L.P., dated as of January 1, 2005 - Incorporated by reference to Exhibit 4.1 to the Trust’s Form 8-K filed January 4, 2005.	—

4.3	Amendment No. 1 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of December 1, 2005 - Incorporated by reference to Exhibit 4.4 to the Trust’s Form 10-K filed March 15, 2012.	—

4.4	Amendment No. 2 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of November 28, 2011 – Incorporated by reference to the Trust’s Form 8-K filed November 28, 2011.	—

4.5	Amendment No. 3 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of March 23, 2012 – Incorporated by reference to the Trust’s Form 8-K filed March 23, 2012	—

4.6	Amended and Restated Certificate of Designations of 9.25% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest - Incorporated by reference to the Trust’s Current Report on Form 8-K filed March 23, 2012.	—

4.7	Form of Specimen Certificate for the 9.25% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest - Incorporated by reference to Exhibit 4.2 to Trust’s Form 8-A filed with the Securities and Exchange Commission on November 23, 2011.	—

4.8	Indenture, dated August 6, 2012 between the Trust and The Bank of New York Mellon, as trustee – Incorporated by reference to the Exhibit 4.1 to the Trust’s Form 8-K filed August 9, 2012.	—

4.9	First Supplemental Indenture, dated August 15, 2012, between the Trust and the Bank of New York Mellon, as trustee and collateral agent – Incorporated by reference to Exhibit 4.1 of the Trust’s Form 8-K filed August 15, 2012.	—

10.1	Stock Purchase Agreement between the Trust and FUR Investors, LLC, dated as of November 26, 2003, including Annex A thereto, being the list of Conditions to the Offer - Incorporated by reference to Exhibit 10.1 to the Trust’s Form 8-K filed December 1, 2003.	—

10.2	Third Amended and Restated Advisory Agreement dated February 1, 2013, between the Trust, WRT Realty L.P. and FUR Advisors LLC - Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed February 4, 2013.	—

10.3	Exclusivity Services Agreement between the Trust and Michael L. Ashner - Incorporated by reference to Exhibit 10.4 to the Trust’s Form 8-K filed December 1, 2003.	—

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2015

10.4	Amendment No. 1 to Exclusivity Agreement, dated November 7, 2005 - Incorporated by reference to Exhibit 10.7 to the Trust’s Form 8-K filed November 10, 2005.	—

10.5	Amendment No. 2 to Exclusivity Agreement, dated February 1, 2013 - Incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed February 4, 2013.	—

10.6	Covenant Agreement between the Trust and FUR Investors, LLC - Incorporated by reference to Exhibit 10.5 to the Trust’s Form 8-K filed December 1, 2003.	—

10.7	Amendment No. 1 to Covenant Agreement, dated February 4, 2013 - Incorporated by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K filed February 4, 2013.	—

10.8	Winthrop Realty Trust 2007 Long Term Stock Incentive Plan - Incorporated by reference to the Trust’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 30, 2007.	—

10.9	Restricted Share Award Agreement, dated February 1, 2013, between Winthrop Realty Trust and Michael L. Ashner - Incorporated by reference to Exhibit 10.4 to the Trust’s Current Report on Form 8-K filed February 4, 2013.	—

10.10	Restricted Share Award Agreement, dated February 1, 2013, between Winthrop Realty Trust and Carolyn Tiffany - Incorporated by reference to Exhibit 10.4 to the Trust’s Current Report on Form 8-K filed February 4, 2013.	—

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)

101.INS	XBRL Report Instance Document	(1)

101.SCH	XBRL Taxonomy Extension Schema Document	(1)

101.CAL	XBRL Taxonomy Calculation Linkbase Document	(1)

101.LAB	XBRL Taxonomy Label Linkbase Document	(1)

101.PRE	XBRL Presentation Label Linkbase Document	(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(1)

(1)	filed herewith