Form 10-Q
period 2015-09-30
Winthrop Realty Trust
filed 2015-11-06
CIK 37008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2015

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

As of November 1, 2015 there were 36,425,084 Common Shares of Beneficial Interest outstanding.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2015

(unaudited)

INDEX

		Page
Part I.	Financial Information

Item 1.	Financial Statements (Unaudited):

	Consolidated Statements of Net Assets (Liquidation Basis) as of September 30, 2015 and December 31, 2014	3

	Consolidated Statements of Changes in Net Assets (Liquidation Basis) for the Nine Months Ended September 30, 2015 and for the period from August 1, 2014 through September 30, 2014	4

	Consolidated Statements of Operations and Comprehensive Income (Going Concern Basis) for the One and Seven Months Ended July 31, 2014	5

	Consolidated Statement of Equity (Going Concern Basis) for the Seven Months Ended July 31, 2014	6

	Consolidated Statement of Cash Flows (Going Concern Basis) for the Seven Months Ended July 31, 2014	7

	Notes to Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	29

Item 4.	Controls and Procedures	31

Part II.	Other Information

Item 6.	Exhibits	32

Signatures		33

Exhibit Index		34

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2015

CONSOLIDATED STATEMENTS OF NET ASSETS

(Liquidation Basis)

(unaudited, in thousands)

	September 30, 2015	December 31, 2014

ASSETS
Investments in real estate	$480,898	$557,325
Equity investments	280,617	389,921
Cash and cash equivalents	56,716	127,583
Restricted cash held in escrows	8,269	5,831
Loans receivable	8,386	24,005
Secured financing receivable	29,197	29,210
Accounts receivable	1,327	1,468
Loan securities	—	918

TOTAL ASSETS	865,410	1,136,261

LIABILITIES
Mortgage loans payable	223,174	296,954
Senior notes payable	—	71,265
Liability for non-controlling interests	45,886	46,564
Liability for estimated costs in excess of estimated receipts during liquidation	30,881	31,253
Dividends payable	1,550	82,353
Accounts payable, accrued liabilities and other liabilities	9,490	10,794
Related party fees payable	1,837	2,374

TOTAL LIABILITIES	312,818	541,557

COMMITMENTS AND CONTINGENCIES (Note 12)
Net assets in liquidation	$552,592	$594,704

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2015

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Liquidation Basis)

(unaudited, in thousands)

	Nine Months Ended September 30, 2015	Period from August 1, 2014 through September 30, 2014

Net assets in liquidation, beginning of period	$594,704	$786,915
Changes in net assets in liquidation
Change in liquidation value of investments in real estate	4,723	(1,250)
Change in liquidation value of loans receivable	—	4,750
Change in liquidation value of loan securities	(918)	—
Change in liquidation value of equity investments	499	—
Remeasurement of assets and liabilities	(1,285)	(231)
Remeasurement of non-controlling interests	400	—

Net increase in liquidation value	3,419	3,269
Liquidating distributions to Series D Preferred Shareholders	—	(121,890)
Liquidating distributions to holders of Common Shares	(45,531)	—

Changes in net assets in liquidation	(42,112)	(118,621)

Net assets in liquidation, end of period	$552,592	$668,294

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2015

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Going Concern Basis)

(unaudited, in thousands, except per share data)

	One Month Ended July 31, 2014	Seven Months Ended July 31, 2014
Revenue
Rents and reimbursements	$7,085	$46,313
Interest and discount accretion	1,394	9,643

	8,479	55,956

Expenses
Property operating	2,546	17,127
Real estate taxes	764	5,379
Depreciation and amortization	2,074	15,957
Interest	1,870	13,394
Impairment loss on investments in real estate	—	9,200
General and administrative	497	4,283
Related party fees	774	5,548
Transaction costs	17	586
Federal, state and local taxes	(165)	(60)

	8,377	71,414

Other income (loss)
Equity in income of equity investments	2,250	12,622
Earnings from preferred equity investments	11	582
Loss of extinguishment of debt, net	—	(564)
Realized gain on sale of securities carried at fair value	—	2
Interest and other income	37	244

	2,298	12,886

Income (loss) from continuing operations	2,400	(2,572)
Discontinued operations
Income from discontinued operations	84	11,235

Net income	2,484	8,663
Net loss attributable to non-controlling interests	395	3,818

Net income attributable to Winthrop Realty Trust	2,879	12,481
Preferred dividend of Series D Preferred Shares	(929)	(6,502)
Amount allocated to Restricted Common Shares	(11)	(192)

Net income attributable to Common Shares	$1,939	$5,787

Per Common Share data - Basic
Income (loss) from continuing operations	$0.05	$(0.15)
Income from discontinued operations	—	0.31

Net income attributable to Common Shares	$0.05	$0.16

Per Common Share data - Diluted
Income (loss) from continuing operations	$0.05	$(0.15)
Income from discontinued operations	—	0.31

Net income attributable to Common Shares	$0.05	$0.16

Basic Weighted-Average Common Shares	35,825	35,821

Diluted Weighted-Average Common Shares	35,975	35,821

Comprehensive income
Net income	$2,484	$8,663
Change in unrealized gain (loss) on interest rate derivative	445	(193)

Consolidated comprehensive income	2,929	8,470

Net loss attributable to non-controlling interests	395	3,818

Comprehensive loss attributable to non-controlling interests	395	3,818

Comprehensive income attributable to Winthrop Realty Trust	$3,324	$12,288

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2015

CONSOLIDATED STATEMENT OF EQUITY

(Going Concern Basis)

(unaudited, in thousands)

	Series D Preferred Shares of Beneficial Interest		Common Shares of Beneficial Interest		Additional Paid-In Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (loss)	Non- Controlling Interests
	Shares	Amount	Shares	Amount					Total

Balance, December 31, 2013	4,820	$120,500	36,401	$35,809	$647,121	$(322,432)	$(124)	$28,789	$509,663

Net income attributable to Winthrop Realty Trust	—	—	—	—	—	12,481	—	—	12,481
Net loss attributable to non-controlling interests	—	—	—	—	—	—	—	(3,818)	(3,818)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(711)	(711)
Contributions from non-controlling interests	—	—	—	—	—	—	—	873	873
Increase in non-controlling interest due to consolidation of property	—	—	—	—	—	—	—	16,391	16,391
Decrease in non-controlling interest due to property sale	—	—	—	—	—	—	—	(3,764)	(3,764)
Dividends declared on Common Shares of Beneficial Interest ($0.325 per share)	—	—	—	—	—	(11,642)	—	—	(11,642)
Dividends declared on Series D Preferred Shares ($1.348963 per share)	—	—	—	—	—	(6,502)	—	—	(6,502)
Dividends declared on Restricted Shares	—	—	—	—	—	(192)	—	—	(192)
Change in unrealized loss on interest rate derivatives	—	—	—	—	—	—	(193)	—	(193)
Stock issued pursuant to Dividend Reinvestment Plan	—	—	16	16	162	—	—	—	178
Amortization of Restricted Shares	—	—	—	—	1,450	—	—	—	1,450

Balance, July 31, 2014	4,820	$120,500	36,417	$35,825	$648,733	$(328,287)	$(317)	$37,760	$514,214

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2015

CONSOLIDATED STATEMENT OF CASH FLOWS

(Going Concern Basis)

(unaudited, in thousands)

Seven Months Ended July 31, 2014
Cash flows from operating activities
Net income	$8,663
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs and fair value of debt)	11,331
Amortization of lease intangibles	6,462
Straight-line rental income	1,121
Loan discount accretion	(2,086)
Discount accretion received in cash	5,865
Earnings of preferred equity investments	(582)
Distributions of income from preferred equity investments	565
Income of equity investments	(12,622)
Distributions of income from equity investments	8,755
Restricted cash held in escrows	(27)
Gain on sale of securities carried at fair value	(2)
Gain on sale of real estate investments	(11,073)
Impairment loss on investments in real estate	9,287
Tenant leasing costs	(1,046)
Equity compensation expenses	1,450
Bad debt recovery	(229)
Changes in assets and liabilities:
Interest receivable	(64)
Accounts receivable and other assets	665
Accounts payable, accrued liabilities and other liabilities	(8,234)

Net cash provided by operating activities	18,199

Cash flows from investing activities
Issuance and acquisition of loans receivable	(31,492)
Investments in real estate	(5,575)
Investment in equity investments	(48,154)
Proceeds from sale of investments in real estate	56,423
Proceeds from sale of equity investments	200
Return of capital distribution from equity investments	705
Return of capital distribution from preferred equity investments	643
Purchase of securities carried at fair value	(73)
Proceeds from sale of securities carried at fair value	75
Proceeds from payoff of loan securities
Restricted cash held in escrows	2,127
Collection of loans receivable	7,784
Proceeds from sale of loans receivable	37,052
Cash from consolidation of properties	332

Net cash provided by investing activities	20,047

(continued on next page)

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2015

CONSOLIDATED STATEMENT OF CASH FLOWS

(Going Concern Basis)

(unaudited, in thousands)

Seven Months Ended July 31, 2014
Cash flows from financing activities
Principal payments of mortgage loans payable	$(5,412)
Repurchase of senior notes payable	(11,178)
Restricted cash held in escrows	(239)
Deferred financing costs	(68)
Contribution from non-controlling interest	873
Distribution to non-controlling interest	(711)
Proceeds from issuance of Common Shares under Dividend Reinvestment Plan	178
Dividend paid on Common Shares	(17,461)
Dividend paid on Series D Preferred Shares	(5,573)
Dividend paid on Restricted Shares	(71)

Net cash used in financing activities	(39,662)

Net decrease in cash and cash equivalents	(1,416)
Cash and cash equivalents at beginning of period	112,512

Cash and cash equivalents at end of period	$111,096

Supplemental Disclosure of Cash Flow Information

Interest paid	$15,280

Capitalized interest	$2,457

Taxes paid	$147

Supplemental Disclosure on Non-Cash Investing and Financing Activities
Dividends accrued on Common Shares and Restricted Shares	$401

Dividends accrued on Series D Preferred Shares	$929

Capital expenditures accrued	$1,736

Conveyance of secured financing in settlement of loans receivable	$(29,150)

Forgiveness of loan receivable	$190

Fair value of assets acquired	$69,140

Fair value of liabilities assumed	$52,687

Contribution to Vintage Housing Holdings LLC	$450

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2015

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

The plan of liquidation provides for an orderly sale of the Trust’s assets, payment of the Trust’s liabilities and other obligations and the winding up of operations and dissolution of the Trust. The Trust is not permitted to make any new investments other than protective acquisitions or advances with respect to the Trust’s existing assets. The Trust is permitted to satisfy any existing contractual obligations including any capital call requirements and acquisitions or dispositions pursuant to buy-sell provisions under existing joint venture documentation, pay for required tenant improvements and capital expenditures at its real estate properties, and repurchase its existing Common Shares. The Trust is also permitted to invest its cash reserves in short-term U.S. Treasuries or other short-term obligations.

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

FORM 10-Q SEPTEMBER 30, 2015

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

The consolidated financial statements for the periods ended July 31, 2014 were prepared on the going concern basis of accounting, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

The Trust accrues costs and income that it expects to incur and earn through the end of liquidation to the extent it has a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statements of Net Assets. Actual costs and income may differ from amounts reflected in the financial statements because of inherent uncertainty in estimating future events. These differences may be material. See Note 4 for further discussion. Actual costs incurred but unpaid as of September 30, 2015 are included in accounts payable, accrued liabilities and other liabilities on the Consolidated Statements of Net Assets.

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

FORM 10-Q SEPTEMBER 30, 2015

(Unaudited)

Net assets in liquidation represents the estimated liquidation value available to holders of Common Shares upon liquidation. Due to the uncertainty in the timing of the anticipated sale dates and the estimated cash flows, actual operating results and sale proceeds may differ materially from the amounts estimated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions in determining the values of assets and liabilities, disclose contingent assets and liabilities at the date of the consolidated financial statements and the amounts of revenue and expenses during the reporting period. Under going concern accounting, the estimates that were particularly susceptible to management’s judgment include, but are not limited to, the impairment of real estate, loans and investments in ventures and real estate securities carried at fair value. In addition, estimates were used in accounting for the allowance for doubtful accounts. Under liquidation accounting, the Trust is required to estimate all costs and income that it expects to incur and earn through the end of liquidation including the estimated amount of cash it will collect on disposal of its assets and estimated costs incurred to dispose of assets. All of the estimates and evaluations are susceptible to change and actual results could differ materially from the estimates and evaluations.

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

FORM 10-Q SEPTEMBER 30, 2015

(Unaudited)

The Trust calculated earnings per share in accordance with relevant accounting guidance for participating securities and the two class method. The reconciliation of earnings attributable to Common Shares outstanding for the basic and diluted earnings per share calculation is as follows (in thousands, except per share data):

	One Month Ended July 31, 2014	Seven Months Ended July 31, 2014
Basic
Income (loss) from continuing operations	$2,400	$(2,572)
Loss attributable to non-controlling interest	395	3,764
Preferred dividend of Series D Preferred Shares	(929)	(6,502)
Amount allocated to Restricted Common Shares	(11)	(192)

Income (loss) from continuing operations applicable to Common Shares	1,855	(5,502)
Income from discontinued operations	84	11,235
Loss attributable to non-controlling interests from discontinued operations	—	54

Net income applicable to Common Shares for earnings per share purposes	$1,939	$5,787

Basic weighted-average Common Shares	35,825	35,821

Income (loss) from continuing operations	$0.05	$(0.15)
Income from discontinued operations	—	0.31

Net income per Common Share - Basic	$0.05	$0.16

Diluted
Income (loss) from continuing operations	$2,400	$(2,572)
Loss attributable to non-controlling interest	395	3,764
Preferred dividend of Series D Preferred Shares	(929)	(6,502)
Amount allocated to Restricted Common Shares	(11)	(192)

Income (loss) from continuing operations applicable to Common Shares	1,855	(5,502)
Income from discontinued operations	84	11,235
Loss attributable to non-controlling interests from discontinued operations	—	54

Net income applicable to Common Shares for earnings per share purposes	$1,939	$5,787

Basic weighted-average Common Shares	35,825	35,821
Restricted Common Shares (1)	150	—

Diluted weighted-average Common Shares	35,975	35,821

Income (loss) from continuing operations	$0.05	$(0.15)
Income from discontinued operations	—	0.31

Net income per Common Share - Diluted	$0.05	$0.16

(1)	The Trust’s Restricted Common Shares were anti-dilutive for the seven months ended July 31, 2014 and are not included in the weighted-average shares outstanding for the calculation of diluted earnings per Common Share. The Trust’s Restricted Common Shares were dilutive for the one month ended July 31, 2014. The amendments to the Restricted Common Shares discussed in Note 14 had no impact on the calculation of earnings per share for the period presented.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2015

(Unaudited)

No dividend was paid for the quarter ended September 30, 2014. On September 15, 2014 the Trust made the full liquidating distribution on its Series D Cumulative Redeemable Preferred Shares (the “Series D Preferred Shares”) of $25.4815 per Series D Preferred Share, which amount consisted of the $25.00 liquidation preference plus accrued and unpaid dividends to, but excluding, the date of payment. A liquidating distribution of $2.25 per Common Share was paid on January 15, 2015 to common shareholders of record on January 5, 2015. A liquidating distribution of $1.25 per Common Share was paid on June 16, 2015 to common shareholders of record on June 9, 2015.

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

The change in the liability for estimated costs in excess of estimated receipts during liquidation as of September 30, 2015 is as follows (in thousands):

	December 31, 2014	Cash Payments (Receipts)	Remeasurement of Assets and Liabilities	September 30, 2015
Assets:
Estimated net inflows from investments in real estate, loans receivable and secured financing receivable	$25,169	$(9,967)	$276	$15,478

Liabilities:
Sales costs	(11,840)	1,012	(4)	(10,832)
Corporate expenditures	(44,582)	10,612	(1,557)	(35,527)

	(56,422)	11,624	(1,561)	(46,359)

Total liability for estimated costs in excess of estimated receipts during liquidation	$(31,253)	$1,657	$(1,285)	($30,881)

5.	Net Assets in Liquidation

Net assets in liquidation decreased by $42,112,000 during the nine months ended September 30, 2015. The primary reason for the decrease in net assets was due to liquidating distributions to holders of Common Shares of $45,531,000, a $1,557,000 increase in estimated corporate expenditures resulting primarily from increases in estimated fees payable to the advisor as a result of increases in liquidation values of certain investments and a $918,000 decrease in the value of the Trust’s loan securities resulting from a new appraisal of the collateral underlying the security. These decreases were offset by a $4,723,000 net increase in investments in real estate, a $499,000 net increase in the liquidation value of equity investments and a $400,000 decrease in the liability for non-controlling interests.

The net assets in liquidation at September 30, 2015 would result in liquidating distributions of approximately $15.17 per Common Share. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of sales, the performance of underlying assets and any changes in the underlying assumptions of the projected cash flows.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2015

(Unaudited)

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

Cerritos, California – property sale - On September 16, 2015 the Trust sold its office property located in Cerritos, California for gross proceeds of $30,500,000 and received net proceeds of $6,174,000 after satisfaction of third party mortgage debt, closing costs and pro rations. The liquidation value of the property was $29,916,000 at December 31, 2014.

Highgrove, Stamford, Connecticut – contract for sale – On June 26, 2015 the venture in which the Trust holds an 83.7% interest entered into a contract to sell its apartment building located in Stamford, Connecticut for gross proceeds of $90,000,000. The buyer’s $2,000,000 deposit under the purchase contract became non-refundable, subject to customary closing conditions, on June 30, 2015. An additional $2,000,000 non-refundable deposit was received from the buyer in October 2015. If consummated, the sale is expected to close in the fourth quarter of 2015. The liquidation value of the property was $84,867,000 at December 31, 2014. The liquidation value at September 30, 2015 is $90,000,000 reflecting the contract for sale.

7.	Loans Receivable

The Trust’s loans receivable at September 30, 2015 and December 31, 2014 are as follows (in thousands):

				Carrying Amount (1)
Description	Loan Position	Stated Interest Rate September 30, 2015		September 30, 2015	December 31, 2014	Contractual Maturity Date

Rockwell	Mezzanine	12.0%		$—	$—	05/01/16
Churchill	Whole Loan	LIBOR + 3.75%		—	—	08/01/16
Popiu Shopping Village	B-Note	6.62%		2,778	2,804	01/06/17
Edens Center and Norridge Commons (2)	Mezzanine	LIBOR + 12%	(3)	3,098	18,690	03/09/17
Mentor Building	Whole Loan	10.0%		2,510	2,511	09/10/17

				$8,386	$24,005

(1)	The carrying amount represents the estimated amount expected to be collected on disposition of the loan plus contractual interest receivable.
(2)	Carrying amount includes the par amount plus the estimated amount to be collected on the participation interest of $3,000 and accrued interest of $1. The loan was repaid in full on October 9, 2015.
(3)	LIBOR floor of 0.5%.

Edens Center and Norridge Commons – On February 5, 2015 the Norridge, Illinois property, which was one of the two properties that collateralized this loan receivable, was sold and the Trust received a principal payment of $15,275,000 plus all accrued and unpaid interest due in connection with the sale. The outstanding principal balance on the loan receivable was $97,000 at September 30, 2015. Upon satisfaction of the loan, the Trust was entitled to a participation interest equal to 30% of the value of both of the properties which collateralized the loan in excess of $115,000,000. On October 9, 2015 the Trust received $3,100,000 in full satisfaction of the loan receivable and the participation interest.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2015

(Unaudited)

The carrying amount of loans receivable at September 30, 2015 and December 31, 2014 includes accrued interest of $27,000 and $218,000, respectively.

The weighted average coupon as calculated on the par value of the Trust’s loans receivable was 8.05% and 10.55% at September 30, 2015 and December 31, 2014, respectively and the weighted average yield to maturity as calculated on the carrying value of the Trust’s loan receivable was 13.73% and 12.78% at September 30, 2015 and December 31, 2014, respectively.

Loan Receivable Activity

Activity related to loans receivable is as follows (in thousands):

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014

Balance at beginning of period	$24,005	$101,100
Purchase and advances	—	35,992
Interest received, net	(191)	(81)
Repayments/sale proceeds/forgiveness	(15,428)	(81,739)
Loan discount accretion	—	2,086
Discount accretion received in cash	—	(5,865)
Adjustment for conversion to liquidation basis	—	6,071
Change in liquidation value	—	4,750

Balance at end of period	$8,386	$62,314

The following table summarizes the Trust’s interest and discount accretion income for the one and seven months ended July 31, 2014 (in thousands):

	One Month Ended July 31, 2014	Seven Months Ended July 31, 2014

Interest on loan assets	$899	$5,770
Exit fee/prepayment penalty	—	1,787
Accretion of loan discount	495	2,086

Total interest and discount accretion	$1,394	$9,643

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

As of July 31, 2014, there was one non-performing loan with past due payments. The Trust did not record any provision for loan loss for the one and seven months ended July 31, 2014.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2015

(Unaudited)

Secured Financing Receivable

In August 2013 the Trust closed on an agreement to acquire its venture partner’s (“Elad”) 50% interest in the mezzanine lender with respect to the One South State Street, Chicago, Illinois property (“Lender LP”) for $30,000,000. In connection with the transaction, the Trust entered into an option agreement with Elad granting Elad the right, but not obligation, to repurchase the interest in the venture. The option agreement provides Elad, as the transferor, the option to unilaterally cause the return of the asset at any time at the earlier of two years from and after August 21, 2013 or an event of default on Lender LP’s mezzanine debt. As such, Elad is able to retain control of its interest in Lender LP for financial reporting purposes as the exercise of the option is unconditional other than for the passage of time. As a result, for financial reporting purposes, the transfer of the financial asset is accounted for as a secured financing rather than an acquisition. The $30,000,000 acquisition price is recorded as a secured financing receivable. Under the going concern basis of accounting, the Trust recognized interest income on the secured financing receivable on an accrual basis in accordance with GAAP, at an annual interest rate of 15%. The Trust recorded $324,000 and $2,215,000 of interest income during the one and seven months ended July 31, 2014.

8.	Equity Investments

Under liquidation accounting, equity investments are carried at net realizable value. The Trust’s nominal ownership percentages in its equity investments consist of the following at September 30, 2015 and December 31, 2014:

Venture Partner	Equity Investment	Nominal % Ownership at September 30, 2015	Nominal % Ownership at December 31, 2014

Elad Canada Ltd	WRT One South State Lender LP	50.0%	50.0%
Elad Canada Ltd	WRT-Elad One South State Equity LP	50.0%	50.0%
Atrium Holding	RE CDO Management LLC	50.0%	50.0%
Freed	Mentor Retail LLC	49.9%	49.9%
Inland	Concord Debt Holdings LLC	66.6%	66.6%
Inland	CDH CDO LLC	49.6%	49.6%
Marc Realty	Atrium Mall LLC	50.0%	50.0%
New Valley/Witkoff	701 Seventh WRT Investor LLC	81.0%	81.0%
RS Summit Pointe (1)	RS Summit Pointe Apartments LLC	80.0%	80.0%
Freed (3)	Edens Plaza Associates LLC	<1%	<1%
Freed (1) (3)	Irving-Harlem Venture Limited	<1%	<1%
Gancar Trust (2)	Vintage Housing Holdings LLC	n/a	75.0%

(1)	Investment was previously consolidated under going concern accounting. See Note 3 “Liquidation Basis of Accounting” for further discussion.
(2)	The Trust’s investment was sold during the nine months ended September 30, 2015.
(3)	The Trust’s investment was sold during the fourth quarter of 2015.

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

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2015

(Unaudited)

701 Seventh Avenue – The Trust has invested an additional $5,258,000 in this venture in the first nine months of 2015. As of September 30, 2015 the Trust has total invested capital in the venture of $111,882,000. In October 2015 the Trust invested an additional $1,039,000 in this venture bringing its total invested capital in the venture to $112,921,000 at October 31, 2015.

CDH CDO LLC - On June 25, 2015 the venture closed on the sale of four bond assets and one loan asset for gross proceeds of $54,122,000. The proceeds of the sale were utilized to fully satisfy the debt of the venture. Additionally, in June 2015 a loan asset held by the venture was repaid at par, which was consistent with the Trust’s liquidation value at December 31, 2014. On July 1, 2015 the Trust received a $6,200,000 distribution from this venture.

Edens Center and Norridge Commons – On October 9, 2015, in connection with the repayment in full of the loan receivable collateralized by the Edens Center and Norridge Commons properties, the Trust sold its general partner interests in the two properties for an aggregate price of $493,000 pursuant to the terms of an existing option agreement. The sale price was consistent with the Trust’s liquidation value at September 30, 2015.

9.	Debt

Mortgage Loans Payable

Mortgage loans payable are carried at their contractual amounts due under liquidation accounting. The Trust had outstanding mortgage loans payable of $223,174,000 and $296,954,000 at September 30, 2015 and December 31, 2014, respectively. The mortgage loan payments of principal and interest are generally due monthly, quarterly or semi-annually and are collateralized by applicable real estate of the Trust.

The Trust’s mortgage loans payable at September 30, 2015 and December 31, 2014 are summarized as follows (in thousands):

Location of Collateral	Maturity	Spread Over LIBOR (1)		Interest Rate at September 30, 2015	September 30, 2015	December 31, 2014

Chicago, IL	Mar 2016	—		5.75%	$19,201	$19,491
New York, NY	May 2016	Libor + 2.5%	(2)	3.50%	50,674	51,034
Greensboro, NC	Aug 2016	—		6.22%	13,600	13,600
Lisle, IL	Oct 2016	Libor + 2.5%		2.69%	5,500	5,713
Stamford, CT (4)(5)	Oct 2016	Libor + 2.0%	(3)	2.69%	33,448	44,923
Houston, TX (4)(5)	Oct 2016	Libor + 2.0%	(3)	2.69%	44,319	59,524
Lisle, IL	Mar 2017	—		5.55%	5,330	5,392
Orlando, FL	Jul 2017	—		6.40%	35,843	36,347
Plantation, FL	Apr 2018	—		6.48%	10,443	10,550
Churchill, PA	Aug 2024	—		3.50%	4,816	4,918
Phoenix, AZ (4)(5)	n/a	—		n/a	—	22,462
Cerritos, CA (6)	n/a	—		n/a	—	23,000

					$223,174	$296,954

(1)	The one-month LIBOR rate at September 30, 2015 was 0.1930%. The one-month LIBOR rate at December 31, 2014 was 0.17125%.
(2)	The loan has a LIBOR floor of 1%.
(3)	The loan has an interest rate swap which effectively fixes LIBOR at 0.69%.
(4)	These properties are cross-collateralized. Proceeds from property sales go 100% to repay the mortgage loan.
(5)	A portion of the loan was satisfied during 2015 in connection with the sale of a property.
(6)	The loan was satisfied during 2015 in connection with the sale of the property.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2015

(Unaudited)

Notes Payable

In conjunction with the 2012 loan modification on the property located in Cerritos, California the Trust assumed a $14,500,000 B Note that bore interest at 6.6996% per annum and required monthly interest payments of approximately $12,000 with the balance of the interest accruing. The loan modification agreement provided for a participation feature whereby the B Note could be fully satisfied with proceeds from the sale of the property after the Trust received a 9.0% priority return on its capital, during a specified time period as defined in the loan modification document. As a result of the loan modification, the B Note did not have a contractually specified settlement amount. As such, the B Note was recorded at the estimated settlement amount based on an estimated sale of the property. As discussed in Note 6 – Property Dispositions, the property was sold on September 16, 2015. No payment was due to the holder of the B Note in connection with the sale. The liquidation value of the B Note was $0 at December 31, 2014.

10.	Senior Notes Payable

In August 2012 the Trust issued a total $86,250,000 of its 7.75% Senior Notes (the “Senior Notes”) at an issue price of 100% of par value. Pursuant to its securities repurchase plan, as of August 15, 2015 the Trust had acquired $14,995,000 of its outstanding Senior Notes in open market transactions for an aggregate price of $15,707,000. The Trust redeemed the Senior Notes in full effective August 15, 2015. The aggregate redemption price paid was $72,635,000 (or $25.484375 per $25.00 face amount Senior Note) which represents the face amount of the Senior Notes not owned by the Trust plus accrued and unpaid interest to, but not including, August 15, 2015.

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

In addition to the initial purchase price of certain loans and operating properties, the Trust has future funding commitments attributable to its 701 Seventh Avenue investment which total approximately $13,118,000 at September 30, 2015 with the option to fund additional capital calls in excess of the Trust’s $125,000,000 commitment.

The Trust’s venture which owns the property located at 450 W 14th Street, New York, New York is subject to a ground lease which expires on June 1, 2053. As of September 30, 2015, in connection with the ground lease, the venture has commitments of $383,000, $1,592,000, $1,656,000, $1,791,000, $1,844,000 and $105,784,000 for the years ending December 31, 2015, 2016, 2017, 2018, 2019 and thereafter, respectively.

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

FORM 10-Q SEPTEMBER 30, 2015

(Unaudited)

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

The following table sets forth the fees and reimbursements paid by the Trust for the three and nine months ended September 30, 2015 and 2014 to FUR Advisors and Winthrop Management LP (“Winthrop Management”) (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Base Asset Management Fee (1)	$1,540	$2,296	$4,859	$7,070
Property Management Fee	248	381	793	1,038
Construction Management Fee	10	38	107	227

	$1,798	$2,715	$5,759	$8,335

(1)	Includes fees on third party contributions of $7 and $7 for the three months ended September 30, 2015 and 2014, respectively, and of $20 and $14 for the nine months ended September 30, 2015 and 2014, respectively.

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

In connection with the adoption of the plan of liquidation, the Trust accrues costs it expects to incur through the end of the liquidation. In this regard, at September 30, 2015 the Trust has accrued, based on its estimates of the timing and amounts of liquidating distributions to be paid to Common Shareholders, base management fees of $7,650,000, exclusive of the $1,540,000 included in related party fees payable, termination fees of $9,496,000 and incentive fees of $15,334,000. These amounts are included in liabilities for estimated costs in excess of estimated receipts during liquidation. Actual fees incurred may differ significantly from these estimates due to inherent uncertainty in estimating future events.

Incentive Fee / Termination Fee - The incentive fee is equal to 20% of any amounts available for distribution in excess of the threshold amount and is only payable at such time, if at all, (i) when holders of the Trust’s Common Shares receive aggregate dividends above the threshold amount or (ii) upon termination of the Advisory Agreement if the net value of the Trust’s assets exceeds the threshold amount based on then current market values and appraisals. That is, the incentive fee is not payable annually but only at such time, if at all, as shareholders have received dividends in excess of the threshold amount (set at $569,963,000 on December 31, 2014 plus an annual return thereon equal to the greater of (x) 4% or (y) the 5 year U.S. Treasury Yield plus 2.5%, which equated to 4% for the third quarter of 2015, (such return, the “Growth Factor”) less any dividends paid from and after January 1, 2015). The incentive fee will also be payable if the Advisory Agreement is terminated, other than for cause (as defined) by the Trust or with cause by the Trust’s Advisor, and if on the date of termination the net value of the Trust’s assets exceeds the threshold amount. At September 30, 2015 the threshold amount required to be

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2015

(Unaudited)

distributed before any incentive fee would be payable to FUR Advisors was $459,143,000, which was equivalent to $12.82 per Common Share. At September 30, 2015, based on the Trust’s estimate of liquidating distributions, it is estimated that the Advisor would be entitled to an incentive fee of $15,334,000 in connection with the liquidation. This amount has been accrued and is included in liabilities for estimated costs in excess of estimated receipts during liquidation.

With respect to the termination fee, it is only payable if there is (i) a termination of the Advisory Agreement for any reason other than for cause (as defined) by the Trust or with cause by the Trust’s Advisor, (ii) a disposition of all or substantially all of the Trust’s assets, or (iii) an election by the Trust to orderly liquidate the Trust’s assets. The termination fee, if payable, is equal to the lesser of (i) the base management fee paid to the Trust’s Advisor for the prior twelve month period or (ii) either (x) in the case of a termination of the Advisory Agreement, 20% of the positive difference, if any between (A) the appraised net asset value of the Trust’s assets at the date of termination and (B) the threshold amount less $104,980,000, or (y) in the case of a disposition or liquidation, 20% of any dividends paid on account of the Trust’s Common Shares at such time as the threshold amount is reduced to $104,980,000, which will be achieved at such time as aggregate distributions of approximately $9.89 per Common Share in excess of the Growth Factor have been paid. For example, if the Trust had been liquidated at September 30, 2015, the termination fee would only have been payable if total dividends of approximately $9.89 per Common Share had been paid, and then only until the total termination fee paid would have equaled $9,496,000 (the base management fee for the twelve months prior to the approved plan of liquidation), which amount would be achieved when total dividends paid per Common Share equaled approximately $10.93. At September 30, 2015 it is estimated that the Advisor will be entitled to a termination fee of $9,496,000 in connection with the liquidation. This amount has been accrued and is included in liabilities for estimated costs in excess of estimated receipts during liquidation.

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

On September 1, 2015 the Operating Partnership entered into a services agreement with Winthrop Management whereby the Operating Partnership will now perform leasing services to certain properties. The agreement will result in a net reduction in the property management fees paid by the Trust.

At September 30, 2015 $1,540,000 payable to FUR Advisors and $297,000 payable to Winthrop Management were included in related party fees payable.

14.	Restricted Share Grants

On February 1, 2013 the Board approved the issuance of 600,000 shares of Restricted Common Shares (“Restricted Shares”) to the Trust’s Advisor, 500,000 of which were subject to the approval of the shareholders to the increase in the number of shares issuable under the Trust’s 2007 Stock Option Plan (the “2007 Plan”). The initial 100,000 Restricted Shares were issued on February 28, 2013. At the May 21, 2013 annual shareholders meeting the increase in shares issuable under the 2007 Plan from 100,000 to 1,000,000 was approved by the requisite number of shareholders and the remaining 500,000 Restricted Shares were issued on May 28, 2013. The Restricted Shares are subject to forfeiture through May 5, 2016 (the “Forfeiture Period”). Except in limited circumstances, if the holder of the Restricted Shares does not remain in continuous employment with FUR Advisors or its affiliate through the Forfeiture Period, all of their rights to the Restricted Shares and the associated dividends held in escrow will be forfeited. Dividends will be paid on the issued Restricted Shares in conjunction with dividends on Common Shares not issued under the 2007 Plan. However, the recipients of the Restricted Shares will only receive dividends as if the shares vested quarterly over the Forfeiture Period, with the remaining dividends to be placed into escrow and paid to the holders at the expiration of the Forfeiture Period.

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

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2015

(Unaudited)

In connection with the adoption of the plan of liquidation, the Trust’s compensation committee authorized amendments to the grant agreements to provide for an early expiration of the Forfeiture Period which now expires on May 5, 2016 and the reissuance of forfeited shares. In this regard, 10,000 Restricted Shares, which had previously been forfeited, were issued on September 5, 2014. Additionally, the Trust’s compensation committee agreed to fully vest 8,750 Restricted Shares held by non-executive officers whose employment was terminated in connection with the plan of liquidation. As a result, there were 591,250 Restricted Shares issued and outstanding at September 30, 2015.

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

Consolidated Variable Interest Entities

Under going concern accounting, consolidated variable interest entities are those where the Trust is the primary beneficiary of a variable interest entity. The primary beneficiary is the party that has a controlling financial interest in the VIE, which is defined by the entity having both of the following characteristics: 1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance, and 2) the obligation to absorb losses and right to receive the returns from the VIE that could be significant to the VIE. At July 31, 2014, the Trust had identified two consolidated variable interest entities; its Cerritos, California office property and 1515 Market Street, its office property located in Philadelphia, Pennsylvania. The 1515 Market Street property was sold on December 2, 2014. The Cerritos, California property was sold on September 16, 2015.

Variable Interest Entities Not Consolidated

Equity Method and Preferred Equity Investments – Under going concern accounting, the Trust reviewed its various equity method and preferred equity investments and identified six investments for which the Trust held a variable interest in a VIE at September 30, 2014. Of these six interests there were two investments for which the underlying entities did not have sufficient equity at risk to permit them to finance their activities without additional subordinated financial support. There were four additional entities for which the VIE assessment was primarily based on the fact that the voting rights of the equity holders were not proportional to their obligations to absorb expected losses and rights to receive residual returns of the legal entities. These unconsolidated joint ventures were those where the Trust was not the primary beneficiary of a VIE.

Loans Receivable and Loan Securities – Under going concern accounting, the Trust reviewed its loans receivable and loan securities and at September 30, 2014 two of these assets were identified as variable interests in a VIE because the equity investment at risk at the borrowing entity level was not considered sufficient for the entity to finance its activities without additional subordinated financial support. There was one investment where the equity holders lacked the right to receive returns due to the lender’s participation interest in the debt.

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

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2015

(Unaudited)

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

Edens Center and Norridge Commons – On October 9, 2015 the Trust received repayment in full of the loan receivable collateralized by the Edens Center and Norridge Commons properties and sold its general partner interests in the two properties immediately following the loan repayment. See Note 7 – Loans Receivable for details on the loan repayment and Note 8 – Equity Investments for details on the sale of the general partner interests.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2015

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

Overview

On April 28, 2014 our Board of Trustees adopted a plan of liquidation. The plan, which provides for an orderly liquidation of our assets, was approved by holders of a majority of our common shares of beneficial interest (“Common Shares”) at a special meeting of shareholders on August 5, 2014. As a result of the adoption of the plan of liquidation, we are not permitted to make any new investments other than to make protective acquisitions or advances with respect to our existing assets. We will, however, be able to satisfy any existing contractual obligations including any capital call requirements and acquisitions or dispositions pursuant to buy-sell provisions under existing joint venture documentation, pay for required tenant improvements and capital expenditures at our real estate properties and repurchase our existing Common Shares. In addition, we will be able to invest our cash reserves in short-term U.S. Treasuries or other short-term obligations.

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

In order to comply with applicable tax laws, any of our assets not sold by August 5, 2016 will be distributed into a liquidating trust. If we transfer our assets to a liquidating trust, our shareholders will receive beneficial interests in the liquidating trust equivalent to those held in the Trust, which beneficial interests will not be registered and will generally not be transferrable.

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

FORM 10-Q SEPTEMBER 30, 2015

(Unaudited)

Although we expect that our Common Shares will continue to be traded on the New York Stock Exchange until our assets are either disposed of or transferred to a liquidating trust, under New York Stock Exchange rules it is possible that as we sell our assets we may not meet the listing standards of the New York Stock Exchange. If this occurs, our Common Shares could be delisted.

Consolidated Operating Properties

As of September 30, 2015 our consolidated properties were approximately 95.6% leased compared to approximately 92.1% leased at December 31, 2014.

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

701 Seventh Avenue – We invested an additional $5,258,000 in this venture in the first nine months of 2015 bringing our total invested capital to $111,882,000 at September 30, 2015. In October 2015 we invested an additional $1,039,000 in this venture.

During the second quarter of 2015 the indebtedness encumbering the asset held by the venture was modified to (i) provide for an additional one year extension option potentially extending the final maturity on the loan, if fully extended, to January 31, 2020 and (ii) permit up to $200,000,000 in 5.9% EB-5 financing (of which $98,000,000 has been funded to date), with a corresponding reduction in the existing mezzanine loan borrowing, thereby resulting in interest savings to the venture.

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

Edens Center and Norridge Commons – sale of interest – On October 9, 2015, in connection with the repayment of the loan receivable discussed below, we sold our general partner interests in the two entities for an aggregate price of $493,000 pursuant to the terms of an existing option agreement. The sale price was consistent with our liquidation value at September 30, 2015.

Loan Activity

Edens Center and Norridge Commons – loan pay down – On February 5, 2015 the Norridge, Illinois property was sold, and we received a principal payment of $15,275,000 in connection with the sale. The outstanding principal balance on the loan receivable was $225,000 following the repayment. Additional payments on the loan have been received reducing the outstanding principal balance to $97,000 at September 30, 2015. Upon satisfaction of the loan, we were entitled to a participation interest equal to 30% of the value of both of the properties which collateralized the loan in excess of $115,000,000. On October 9, 2015 we received $3,100,000 in full satisfaction of the loan receivable, accrued and unpaid interest, and the participation interest.

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

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2015

(Unaudited)

Cerritos, California – property sale - On September 16, 2015 we sold our office property located in Cerritos, California for gross proceeds of $30,500,000 and received net proceeds of $6,174,000 after satisfaction of third party mortgage debt, closing costs and pro rations. The liquidation value of the property was $29,916,000 at December 31, 2014.

Highgrove, Stamford, Connecticut – contract for sale – On June 26, 2015 the venture in which we hold an 83.7% interest entered into a contract to sell its apartment building located in Stamford, Connecticut for gross proceeds of $90,000,000. The buyer’s $2,000,000 deposit under the purchase contract became non-refundable, subject to customary conditions, on June 30, 2015. An additional $2,000,000 non-refundable deposit was received from the buyer in October 2015. If consummated, the sale is expected to close in the fourth quarter of 2015. The liquidation value of the property was $84,867,000 at December 31, 2014. The liquidation value at September 30, 2015 is $90,000,000 reflecting the contract for sale.

Liquidity and Capital Resources

At September 30, 2015 we held $56,716,000 in unrestricted cash and cash equivalents. Our total assets and net assets in liquidation were $865,410,000 and $552,592,000, respectively at September 30, 2015. Our ability to meet our obligations is contingent upon the disposition of our assets in accordance with our plan of liquidation. We estimate that the proceeds from the sale of assets pursuant to the plan of liquidation will be adequate to pay our obligations, however, we cannot provide any assurance as to the prices or net proceeds we will receive from the disposition of our assets.

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

Contractual Obligations

Future Funding Requirements

We have future funding requirements relating to our 701 Seventh Avenue investment which total approximately $13,118,000 at September 30, 2015 with the option to fund additional capital calls in excess of our $125,000,000 commitment if we believe the additional investment would be accretive to the holders of our Common Shares. We, through our investment in WRT One South State Lender LP, have future funding commitments related to tenant improvements and capital expenditure needs at the property located at One South State Street, Chicago, Illinois. We have committed to fund 100% of retail tenant improvement and capital expenditure needs and 80% of office tenant improvement and capital expenditure needs that are not met by current operating cash flow of the property. In October 2015 we funded $1,367,000 for tenant improvements. Based on recent lease signings at the property, we anticipate funding an additional $5,488,000 over the next six months in connection with this commitment. Any amounts funded pursuant to this commitment will be considered additions to the mezzanine loan and will accrue interest at the rate of 15% per annum.

Debt Maturities

At September 30, 2015, our statement of net assets contains mortgage loans payable of $223,174,000. We have no mortgage debt maturing in 2015 and $166,742,000 maturing in 2016, with the remainder maturing in 2017 or later. We redeemed our Senior Notes in full effective August 15, 2015. The aggregate redemption price paid was $72,635,000 (or $25.484375 per $25.00 face amount Senior Note) which represented the face amount of the Senior Notes not owned by us plus accrued and unpaid interest to, but not including, August 15, 2015. We continually evaluate our debt maturities and, based on our current assessment, we believe that, to the extent we are unable to sell an asset prior to a loan’s maturity, there are viable financing and refinancing alternatives for debts as they mature that will not materially adversely impact our liquidity or our expected financial results.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2015

(Unaudited)

Cash Flows

Our level of liquidity based upon cash and cash equivalents decreased by approximately $70,867,000 from $127,583,000 at December 31, 2014 to $56,716,000 at September 30, 2015.

The holders of Common Shares approved a plan of liquidation on August 5, 2014 and we adopted the liquidation basis of accounting effective August 1, 2014. We did not make any acquisitions in new investments in 2015, and in accordance with the plan of liquidation, no further acquisitions are expected.

Our primary sources of non-operating cash flow for the nine months ended September 30, 2015 include:

•	$83,886,000 in sale proceeds and return of capital distributions from our Vintage Housing Holdings equity investment;

•	$21,570,000 in distributions from our Concord Debt Holdings equity investment from the payoff of underlying loan assets;

•	$15,402,000 in principal repayments on our Edens Center and Norridge Commons loan receivable;

•	$6,200,000 in distributions from our CDH CDO equity investment from the sale and payoff of underlying loan assets; and

•	$6,174,000 in net proceeds from the sale of our Cerritos, California property after satisfaction of third party mortgage debt, closing costs and pro rations.

Our primary non-operating uses of cash flow for the nine months ended September 30, 2015 include:

•	$127,488,000 for payment of liquidating distributions to our holders of Common Shares;

•	$71,255,000 for redemption in full of our Senior Notes;

•	$5,258,000 for additional contributions to our 701 Seventh Avenue equity investment; and

•	$5,645,000 for additional contributions to our Vintage Housing Holdings equity investment.

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

FORM 10-Q SEPTEMBER 30, 2015

(Unaudited)

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

Changes in Net Assets in Liquidation

Period from January 1, 2015 through September 30, 2015

Net assets in liquidation decreased by $42,112,000 during the period January 1, 2015 through September 30, 2015. The decrease in net assets in liquidation was the result of $45,531,000 of liquidating distributions to holders of our Common Shares partially offset by a $3,419,000 net increase in liquidation values. The primary reasons for the increase in liquidation values were as follows:

•	a $5,133,000 increase in the liquidation value of our Stamford, Connecticut residential property based on the contract for sale, partially offset by a corresponding $866,000 increase in the liability for non-controlling interest in this property, plus a $119,000 increase in estimated receipts at the property due to a change in the anticipated holding period of the property;

•	a $3,975,000 increase in the liquidation value of our Chicago, Illinois (One East Erie) property based on recent marketing efforts. The anticipated holding period for the property has been extended until the mortgage loan can be pre-paid without penalty. The extended hold period results in a $1,397,000 increase in estimated receipts at the property;

•	a $3,642,000 increase in estimated receipts from our Jacksonville, Florida property due to a longer anticipated holding period of the property;

•	a $2,181,000 increase in the liquidation value of our WRT One South State Lender equity investment due to additional interest to be earned on anticipated future loan advances;

•	a $1,707,000 increase in the liquidation value of our 550 Corporetum property located in Lisle, Illinois as a result of new tenant leases, partially offset by a $1,193,000 decrease in estimated receipts at the property due to increased leasing costs and tenant improvements;

•	a $1,551,000 increase in the liquidation value of our WRT-Elad One South State Equity investment due to new lease signings at the property;

•	a $1,053,000 increase in estimated distributions from our Concord Debt Holdings equity investment primarily as a result of the sale of the MSREF hotel assets;

•	a $584,000 increase in the liquidation value of our Cerritos, California office property based on the contract for sale, partially offset by a $302,000 decrease in estimated receipts due to flood damage that occurred prior to the sale of the property; and

•	a $344,000 increase in estimated future distributions from our Atrium Mall equity investment due to a change in the estimated holding period of the investment.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2015

(Unaudited)

Primarily offset by:

•	a $6,676,000 decrease in the liquidation value of our Houston, Texas residential property due to unfavorable changes in the Houston real estate market plus a $1,146,000 decrease in estimated receipts due to a change in the anticipated holding period of the property, partially offset by a $1,267,000 corresponding decrease in the liability for non-controlling interest in this property;

•	a $5,339,000 decrease in the liquidation value of our CDH CDO equity investment as a result of a decrease in the estimated underlying collateral value of one of the loan assets held by the venture partially offset by a $1,704,000 increase in estimated future receipts based on the collection of an old receivable;

•	a $1,577,000 decrease in estimated receipts at our Churchill, Pennsylvania property due to a shorter anticipated holding period of the property;

•	a $1,558,000 increase in the estimated fees payable to our advisor over the duration of the liquidation;

•	a $1,143,000 decrease in receipts from our Vintage Housing Holdings equity investment due to a shorter holding period and increased costs associated with the sale; and

•	a $918,000 decrease in the liquidation value of our loan securities resulting from reduced net operating income and a lower appraisal of the underlying collateral.

Critical Accounting Policies and Estimates

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Recently Issued Accounting Standards

None that are applicable to the Trust given the application of liquidation basis accounting.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2015

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

The table below presents information about the Trust’s derivative financial instruments at September 30, 2015 (in thousands):

Type	Maturity	Strike Rate	Notional Amount of Hedge	Cost of Hedge

Swap	October 2016	0.69%	$77,767	$—
Cap	November 2017	4.00%	50,000	165
Cap	November 2018	5.00%	50,000	220

The fair value of our mortgage loans payable and secured financings as of the applicable date, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, was $223,370,000 and $297,376,000 at September 30, 2015 and December 31, 2014, respectively. The fair value of our Senior Notes outstanding as of the applicable date, based on quoted market prices, was $73,859,000 at December 31, 2014.

The following table shows what the annual effect a change in the LIBOR rate would have on interest expense based upon our variable rate debt at September 30, 2015 taking into consideration the effect of our derivative financial instruments (in thousands):

	Change in LIBOR (2)
	-0.19%	1%	2%	3%

Change in consolidated interest expense	$(11)	$153	$714	$1,276
Pro-rata share of change in interest expense of debt on non-consolidated entities (1)	—	2	4	6

(Increase) decrease in net income	$(11)	$155	$718	$1,282

(1)	Represents our pro-rata share of a change in interest expense in our 701 Seventh Avenue, Norridge Commons and Edens Center equity investments.
(2)	The one-month LIBOR rate at September 30, 2015 was 0.1930%.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2015

(Unaudited)

We may utilize various financial instruments to mitigate the potential negative impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies.

The following table shows what the annual effect a change in the LIBOR rate would have on interest income based upon our variable rate loan assets at September 30, 2015 (in thousands):

	Change in LIBOR (1)
	-0.19%	1%	2%	3%

Change in consolidated interest income	$(1)	$4	$8	$13
Pro-rata share of change in interest income of loan assets in non-consolidated entities	—	—	—	—

Increase (decrease) in net income	$(1)	$4	$8	$13

(1)	The one-month LIBOR rate at September 30, 2015 was 0.1930%.

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

FORM 10-Q SEPTEMBER 30, 2015

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

As of September 30, 2015 an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Other Matters

There have been no changes in our internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2015

(Unaudited)

PART II.	OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2015

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winthrop Realty Trust

Date: November 6, 2015	By:	/s/ Michael L. Ashner
Michael L. Ashner
Chief Executive Officer

Date: November 6, 2015	By:	/s/ John A. Garilli
John A. Garilli
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2015

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

WINTHROP REALTY TRUST

FORM 10-Q SEPTEMBER 30, 2015

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