Form 10-K
period 2015-12-31
Winthrop Realty Trust
filed 2016-03-02
CIK 37008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of February 29, 2016, there were 36,425,084 Common Shares outstanding.

At June 30, 2015, the aggregate market value of the Common Shares held by non-affiliates was $497,655,502.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after the Registrant’s fiscal year ended December 31, 2015, are incorporated by reference into Part III hereof.

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

You are cautioned that, while forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance and they involve known and unknown risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors. The information contained or incorporated by reference in this report and any amendment hereof, including, without limitation, the information set forth in “Item 1A—Risk Factors” below or in any risk factors in documents that are incorporated by reference in this report, identifies important factors that could cause such differences. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may reflect any future events or circumstances.

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

We began operations in 1961 under the name First Union Real Estate Equity and Mortgage Investments and changed our name to Winthrop Realty Trust in 2005. Since January 1, 2004, we have been externally managed by FUR Advisors LLC, which we refer to as FUR Advisors or our Advisor, an entity that is majority owned by our current executive officers and senior management, including Michael L. Ashner and Carolyn Tiffany.

Our primary business is owning real property and real estate related assets. On April 28, 2014 our Board of Trustees adopted a plan of liquidation. The plan, which provides for an orderly liquidation of our assets, was approved by holders of a majority of our common shares of beneficial interest (which we refer to as Common Shares) at a special meeting of shareholders on August 5, 2014. At the time of the adoption of the plan we held 20 consolidated operating properties, 18 equity investments, eight loans receivable, one secured financing receivable and one loan security. At December 31, 2015, we held 10 consolidated operating properties, 10 equity investments, four loans receivable, one secured financing receivable and one loan security.

Prior to the adoption of the plan of liquidation, we categorized our investments into three reportable segments: (i) the ownership of investment properties including wholly owned properties and investments in joint ventures which own investment properties, which we refer to as operating properties; (ii) the origination and acquisition of loans collateralized directly or indirectly by commercial and multi-family real property, which we refer to as loan assets; and (iii) the ownership of equity and debt interests in other real estate investment trusts (REITs), which we refer to as REIT securities. Subsequent to the adoption of the plan of liquidation, our business has been, and will continue to be, to sell our assets in an orderly fashion. We no longer classify our assets in these separate segments to make operating decisions or assess performance. Accordingly, we have only one reporting and operating segment subsequent to July 31, 2014.

At December 31, 2015 we had total assets of $745,629,000 and net assets in liquidation of $516,396,000. The net assets in liquidation at December 31, 2015 would result in liquidating distributions of approximately $14.18 per Common Share.

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

Plan of Liquidation

The plan of liquidation that was approved on August 5, 2014 provides for an orderly sale of our assets, payment of our liabilities and other obligations and the winding up of operations and dissolution of the Trust. We are not permitted to make any new investments other than protective acquisitions or advances with respect to our existing assets including providing seller financing to purchasers of our assets if we deem it prudent to facilitate the sale of such asset. We are permitted to satisfy any existing contractual obligations including any capital call requirements and acquisitions or dispositions pursuant to buy-sell provisions under existing joint venture documentation, pay for required tenant improvements and capital expenditures at our real estate properties, and repurchase our existing Common Shares. We are also permitted to invest our cash reserves in short-term U.S. Treasuries or other short-term obligations.

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

As we currently anticipate that all of our assets will not be sold by such date, we intend to satisfy this requirement by distributing our unsold assets to a liquidating trust at the end of such two-year period. The sole purpose of the liquidating trust will be to liquidate any remaining assets and, after satisfying any remaining liabilities, distribute the proceeds of the sale of assets to the holders of the interests in the liquidating trust. The liquidating trust will be managed by one or more trustees, which we presently expect will initially include at least one trustee that satisfies the independence requirements of the New York Stock Exchange (“NYSE”), designated by the Trust’s Board of Trustees at the time of formation of the liquidating trust. Although Internal Revenue Service (“IRS”) regulations do not provide any specific guidance as to the length of time a liquidating trust may last, the IRS’s ruling guidelines call for a term not to exceed three years, which period may be extended.

If we transfer our assets to a liquidating trust, our shareholders will receive beneficial interests in the liquidating trust in proportion to Common Shares held in the Trust. Holders of our Common Shares should note that unlike our Common Shares, which are freely transferable, beneficial interests in the liquidating trust will generally not be transferable except by will, intestate succession or operation of law. Therefore, the recipients of the interests in the liquidating trust will not have the ability to realize any value from these interests except from distributions made by the liquidating trust, the timing of which will be solely in the discretion of the liquidating trust’s trustees. If we transfer our assets to a liquidating trust, holders of our Common Shares will be treated for federal and, to the extent applicable, state income tax purposes as if they received a distribution of their pro rata share of the fair market value of any assets that are transferred to a liquidating trust and will be subject to federal and, to the extent applicable, state income tax to the extent that such deemed distribution exceeds the remaining tax basis of such holder’s Common Shares. Any distributions received by holders of our Common Shares during the course of our liquidation will be considered to be reductions of such holder’s tax basis in the Common Shares.

Based on current guidance provided by the Securities and Exchange Commission we anticipate that the liquidating trust will be required to file only annual reports containing unaudited financial statements on Form 10-K and current reports on Form 8-K with the Securities and Exchange Commission.

The dissolution process and the amount and timing of distributions involves risks and uncertainties. As such, it is impossible at this time to determine the ultimate amount of liquidation proceeds that will actually be distributed to holders of Common Shares (or, to the extent applicable, holders of beneficial interests in the liquidating trust) or the timing of such payments. Accordingly, no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in the Consolidated Statements of Net Assets. To date, liquidating distributions have been paid totaling $4.50 per Common Share.

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

The decision to adopt the plan of liquidation followed a lengthy process in which our Board of Trustees explored numerous alternatives including continuing under the then current business plan, a revised business plan, acquiring through merger or otherwise the assets of another real estate company, seeking to dispose of our assets through a merger or a portfolio sale, and liquidation. Based on a number of factors, in April 2014 the Board of Trustees determined that a liquidation of our assets was in the best interest of our common shareholders. The factors considered at that time included:

•	The relative stagnant price of the Common Shares over the previous three years.

•	The continued failure of the Common Share price to approximate the low end of our reported net asset value.

•	The limited trading volume in the Common Shares and the certainty of liquidity that a liquidation offers at a value that is expected to be not less than the low end of our reported net asset value.

•	The nature of our business strategy which was to invest in opportunistic real estate investments and the lack of such investments in the current market environment which would be accretive to our shareholders particularly in light of our cost of capital.

•	The limitation, absent a plan of liquidation, on the number of assets that we could sell in any calendar year due to applicable federal tax law restrictions relevant to a REIT in order not to be subject to a 100% tax on gain from sales.

•	Our inability to raise capital through the sale of Common Shares at a price that was not dilutive to existing shareholders.

•	The inability to obtain an offer for the entire company that our Board of Trustees believed was commensurate with the projected proceeds that could be obtained from a liquidation of our assets.

•	The overall return to shareholders during the past five years which was both below the Trust’s peer group (i.e., REITs with a diversity and other property focus and which had a current market value as of January 27, 2014 of less than $750 million) and the MSCI US REIT index.

•	The costs of continuing to operate a public company.

•	The federal income tax benefits that may be derived from the adoption of a plan of liquidation as all dividends on Common Shares are deemed a return of capital until the applicable holder has received dividends totaling its cost basis.

In addition, our Board of Trustees also considered potentially negative factors in their deliberations concerning the liquidation, including the following:

•	There could be no assurance that we would be successful in disposing of our assets for values equal to or exceeding the low range of our estimate of net asset value or that the dispositions would occur in the time frame expected.

•	The anticipated expenses and potential for unforeseen expenses that will or may be incurred in connection with the sale of our assets and the continued operation of the Trust.

•	The inability to take advantage of future changes in market conditions which could provide for presently unforeseen opportunistic investments that satisfy our investment strategy and minimum return parameters.

•	Depending on their tax basis in their shares, shareholders may recognize taxable gain in connection with the completion of the liquidation.

•	We may determine to distribute assets to a liquidating trust which may cause our shareholders to recognize taxable gain at the time of such distribution to the liquidating trust which we expect to occur, if at all, two years after the adoption of the plan of liquidation and may have adverse tax consequences on tax-exempt and foreign shareholders.

•	Shareholders would no longer participate in any future earnings or growth of the Trust’s assets or benefit from any increases in their value once such asset is sold.

•	As opposed to a business combination with a relatively short time frame during which a third party would acquire the Trust, the liquidation process would involve a longer distribution process and will require the Trust to incur potentially larger administrative and other costs.

•	Certain conflicts of interest could exist for the Trust’s management in connection with the liquidation.

•	The likelihood that the price of the Common Shares will decrease as we make distributions to shareholders.

•	The potential loss of key personnel who provide services to the Trust and FUR Advisors.

Assets

Operating Properties

See Item 2. Properties for a description of our Operating Properties

Operating Property Activity

701 Seventh – capital contributions – During 2015 we made additional capital contributions of $8,865,000 with respect to our interest in the venture that holds an indirect interest in the property located at 701 Seventh Avenue, New York, New York, bringing aggregate capital contributions through December 31, 2015 to $115,489,000. We have committed to invest up to $125,000,000 in the aggregate in this venture. To the extent the venture requires additional capital once we have fully funded our required $125,000,000, we have the option to fund our pro rata share of such additional capital needs.

The indebtedness encumbering the asset held by the venture was modified to (i) provide for an additional one year extension option potentially extending the final maturity on the loan, if fully extended, to January 31, 2020 and (ii) permit up to $200,000,000 in 5.9% EB-5 financing (of which $106,000,000 has been funded as of December 31, 2015), with a corresponding reduction in the existing mezzanine loan borrowing, thereby resulting in interest savings to the venture.

Sullivan Center, Chicago, Illinois – capital contributions / contract for sale – We have committed to fund 100% of retail tenant improvements and capital expenditure needs and 80% of office tenant improvements and capital expenditure needs at the Sullivan Center property in Chicago, Illinois that are not met by current operating cash flow at the property. During 2015 we funded $3,998,000 for improvements, and to date in 2016 we funded an additional $2,794,000 for improvements. All amounts funded are considered additions to the mezzanine loan and accrue interest at the rate of 15% per annum.

On January 8, 2016 we entered into a contract with our Sullivan Center venture partner to sell our interest in WRT One South State Lender LP which holds the mezzanine loan on the property and our interest in WRT-Elad One South State Equity LP for an aggregate purchase price of approximately $91,576,000 subject to upward adjustment for additional advances on the mezzanine loan by us prior to closing plus accrued and unpaid interest. The additional $2,794,000 advanced on the mezzanine loan on January 15, 2016 will be added to the purchase price at closing. The buyer’s $3,000,000 deposit under the purchase contract is non-refundable. If consummated, the sale is expected to close by the end of the second quarter of 2016.

44 Monroe—property sale—On April 14, 2015 the venture in which we hold an 83.7% interest sold its apartment building located in Phoenix, Arizona for gross proceeds of $50,650,000. The entire net proceeds, after closing costs and pro-rations, of approximately $49,143,000 were used to pay down the loan collateralized by the remaining properties in the venture. The liquidation value of this property was $50,650,000 at December 31, 2014.

Vintage Housing Holdings – sale of interest—We invested an additional $5,645,000 in this venture in the first quarter of 2015. The capital contribution was used to acquire the limited partnership interest in two of the underlying partnerships. During the first half of 2015 we received distributions totaling $4,959,000 from the venture. On June 1, 2015 we sold our interest in the venture and received net proceeds of approximately $82,471,000. The liquidation value of this investment was $82,928,000 at December 31, 2014.

Cerritos, California – property sale—On September 16, 2015 we sold our office property located in Cerritos, California for gross proceeds of $30,500,000 and received net proceeds of $6,174,000 after satisfaction of the third party mortgage debt, closing costs and pro rations. The liquidation value of the property was $29,916,000 at December 31, 2014.

Highgrove, Stamford, Connecticut – contract for sale – On June 26, 2015 the venture in which we hold an 83.7% interest entered into a contract (the “First Purchase Agreement”) to sell its apartment building located in Stamford, Connecticut for gross proceeds of $90,000,000. An additional $1,000,000 non-refundable deposit was received from the buyer in November 2015 bringing the total aggregate non-refundable deposits received from the buyer to $5,000,000. On January 21, 2016 the First Purchase Agreement was terminated due to the prospective purchaser’s inability to timely close. In accordance with the terms of the First Purchase Agreement, the venture retained the $5,000,000 deposit.

On February 18, 2016 the venture entered into a purchase agreement (the “Second Purchase Agreement”) to sell this asset for gross proceeds of $87,500,000. The purchaser has provided a $10,000,000 non-refundable deposit. The closing is expected to occur, if at all, in the second quarter of 2016. In connection with entering into the Second Purchase Agreement, the venture entered into a settlement agreement with the purchaser under the First Purchase Agreement providing for the return of $1,000,000 of the previously retained deposit and an agreement to return up to an additional $1,500,000 of the previously retained deposit upon the closing or termination of the Second Purchase Agreement. As a result, assuming the consummation of the transaction contemplated by the Second Purchase Agreement, the venture will receive gross sales proceeds, inclusive of forfeited deposits, totaling $90,000,000.

Mentor Retail – tenant bankruptcy – On October 5, 2015 American Apparel filed for voluntary bankruptcy protection. American Apparel leases 100% of the property owned by the Mentor Retail LLC venture in which the Trust has a 50% equity interest and holds the first mortgage debt. On December 30, 2015 American Apparel filed with the bankruptcy court assuming the lease at the Mentor Retail property. The bankruptcy filing had no impact on the liquidation values of our equity investment in Mentor Retail or our Mentor Building loan receivable.

Edens Center and Norridge Commons – On October 9, 2015, in connection with the repayment in full of the loan receivable collateralized by the Edens Center and Norridge Commons properties discussed below, we sold our general partner interests in the two properties for an aggregate price of $493,000 pursuant to the terms of an existing option agreement. The sale price plus aggregate distributions received in 2015 was consistent with our liquidation value at December 31, 2014.

Lake Brandt, Greensboro, North Carolina – contract for sale—On January 20, 2016 we entered into a contract with an independent third party to sell our residential property known as Lake Brandt Apartments for gross proceeds of $20,000,000. The Buyer’s $500,000 deposit under the contract is non-refundable. If consummated, the sale is expected to close in the second quarter of 2016. The liquidation value was $20,000,000 at December 31, 2015 and $18,610,000 at December 31, 2014.

Loan Assets

The following table sets forth certain information relating to our loans receivable, loan securities and loans held in equity investments. All information presented is as of December 31, 2015 (in thousands).

Name	Position	Asset Type	Location	Stated Interest Rate (1)	Carrying Amount (2)	Par Value	Maturity Date (3)	Senior Debt (4)
Loans Receivable
Rockwell (5)	Mezzanine	Industrial	Shirley, NY	12.00%	$—	$1,486	05/01/16	$16,194
Churchill	Whole loan	Mixed use	Churchill, PA	LIBOR + 3.75%	—	333	08/01/16	—
Poipu Shopping Village	B Note	Retail	Kauai, HI	6.618%	2,769	2,756	01/06/17	27,896
Mentor Building	Whole loan	Retail	Chicago, IL	10.00%	2,511	2,497	09/10/17	—

					$5,280

Loan Securities
WBCMT 2007 WHL8 (6)	CMBS	Hotel	Various	LIBOR + 1.75%	$—	$1,130	12/31/15	$51,000

					$—

Loans in Equity Investment

Our loan assets held in equity investments consist of our investments in Concord Debt Holdings LLC, CDH CDO LLC and RE CDO Management LLC.

(1)	Represents contractual interest rates without giving effect to loan discount and accretion. The stated interest rate may be significantly different than our effective interest rate on certain loan investments.

(2)	Carrying amount represents the estimated amount expected to be collected on disposition of the loan, plus contractual interest receivable at December 31, 2015.

(3)	Maturity date after giving effect to all contractual extensions.

(4)	Debt which is senior in payment and priority to our loan.

(5)	Loan defaulted in December 2013. Carrying amount is net of a $348 loan loss reserve.

(6)	The loan security is in maturity default. No recovery is expected based on underlying collateral value.

Loan Asset Repayment/Disposition Activity

Edens Center and Norridge Commons – loan pay down – On February 5, 2015 the Norridge, Illinois property, which was one of the two properties that collateralized this loan receivable, was sold, and we received a principal payment of $15,275,000 plus all accrued and unpaid interest due in connection with the sale. The outstanding principal balance on the loan receivable was $225,000 following the repayment. Additional payments on the loan were received reducing the outstanding principal balance to $97,000 at September 30, 2015. Upon satisfaction of the loan, we were entitled to a participation interest equal to 30% of the value of both of the properties which collateralized the loan in excess of $115,000,000. On October 9, 2015 we received $3,100,000 in full satisfaction of the loan receivable and the participation interest.

Concord Debt Holdings – During May 2015 we received a distribution of $20,173,000 from our Concord Debt Holdings LLC venture. The distribution was in connection with the sale of the luxury hotel assets owned by the MSREF hotel venture in which Concord Debt Holdings LLC held an interest.

CDH CDO LLC—On June 25, 2015 the venture closed on the sale of four bond assets and one loan asset for gross proceeds of $54,122,000. The proceeds of the sale were utilized to fully satisfy the debt of the venture and the CDO structure was collapsed. All remaining assets of CDH CDO LLC are held free of debt. Additionally, in June 2015 a loan asset held by the venture was repaid at par which was consistent with our liquidation value at December 31, 2014. On July 1, 2015 we received a $6,200,000 distribution from this venture. The liquidation value of this investment was reduced by $15,274,000 at December 31, 2015 as a result of a decrease in the estimated underlying collateral value of one of the remaining loan assets based on the tenant’s notice of non-renewal.

Employees

As of December 31, 2015 we had no employees. Our affairs are administered by our Advisor pursuant to the terms of an advisory agreement for five years effective January 1, 2013 which we refer to, as the same may be amended from time to time, as the “Advisory Agreement.”

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

The incentive fee is equal to 20% of any amounts available for distribution in excess of the threshold amount and is only payable at such time, if at all, (i) when holders of our Common Shares receive aggregate dividends above the threshold amount or (ii) upon termination of the Advisory Agreement if the net value of our assets exceeds the threshold amount based on then current market values and appraisals. That is, the incentive fee is not payable annually but only at such time, if at all, as shareholders have received dividends in excess of the threshold amount ($427,686,000 on December 31, 2015 plus an annual return thereon equal to the greater of (x) 4% or (y) the 5 year U.S. Treasury Yield plus 2.5% (such return, the “Growth Factor”) less any dividends paid from and after January 1, 2016). The incentive fee will also be payable if the Advisory Agreement is terminated, other than for cause (as defined) by us or with cause by our Advisor, and if on the date of termination the net value of the Trust’s assets exceeds the threshold amount. At December 31, 2015 the threshold amount required to be distributed before any incentive fee would be payable to FUR Advisors was $427,686,000, which was equivalent to $11.94 per Common Share. At December 31, 2015, based on our estimate of liquidating distributions, it is estimated that the Advisor would be entitled to an incentive fee of $15,305,000 in connection with our liquidation. This amount has been accrued and is reflected in our net assets in liquidation at December 31, 2015.

With respect to the termination fee, it is only payable if there is (i) a termination of the Advisory Agreement for any reason other than for cause (as defined) by us or with cause by our Advisor, (ii) a disposition of all or substantially all of our assets, or (iii) an election by us to orderly liquidate our assets. The termination fee, if payable, is equal to the lesser of (i) the base management fee paid to our Advisor for the prior twelve month period or (ii) either (x) in the case of a termination of the Advisory Agreement, 20% of the positive difference, if any between (A) the appraised net asset value of our assets at the date of termination and (B) the threshold amount less $104,980,000, or (y) in the case of a disposition or liquidation, 20% of any dividends paid on account of our Common Shares at such time as the threshold amount is reduced to $104,980,000, which, based on current estimates, will be achieved at such time as additional liquidating distributions of approximately $9.01 per Common Share in excess of the Growth Factor have been paid. For example, if the Trust had been liquidated at January 1, 2016, the termination fee would only have been payable if additional liquidating distributions of approximately $9.01 per Common Share had been paid, and then only until the total termination fee paid would have equaled $9,496,000 (the base management fee for the twelve months prior to the approved plan of liquidation), which amount would be achieved when total additional liquidating distributions paid per Common Share equaled approximately $10.05. At December 31, 2015 it is estimated that the Advisor will be entitled to a termination fee of $9,496,000 in connection with our liquidation. This amount has been accrued and is reflected in our net assets in liquidation at December 31, 2015.

In connection with the modifications entered into in February 2013 with respect to the Advisory Agreement, we issued 600,000 restricted Common Shares, which Common Shares were issued under our 2007 Long Term Incentive Plan. In connection with the adoption of the plan of liquidation, the Trust’s compensation committee has authorized amendments to the grant agreements to provide for an early expiration of the forfeiture period and the reissuance of forfeited shares. See Item 8 – Financial Statements and Supplementary Data, Note 20 for additional information on the grants.

Competition

We currently compete with other properties located in markets in which our assets are located both from an operations perspective and with respect to the disposition of our assets. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business and our net assets in liquidation.

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

Segment Data

As discussed earlier, with the adoption of the plan of liquidation we have only one reporting and operating segment subsequent to July 31, 2014. Reportable segment data for the periods prior to August 1, 2014 may be found under Item 8 – Financial Statements and Supplementary Data Note 22.

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

New York Stock Exchange Certification

As required by applicable New York Stock Exchange listing rules, on July 1, 2015, following our 2015 Annual Meeting of Shareholders, our Chairman and Chief Executive Officer submitted to the New York Stock Exchange a certification that he was not aware of any violation by us of New York Stock Exchange corporate governance listing standards.

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

Risks that May Delay or Reduce Our Liquidating Distributions

Our estimate of net assets in liquidation at December 31, 2015 was $516,396,000, or $14.18 per Common Share. This estimation is based on a number of estimates and assumptions including asset hold periods, expected revenues and expenses and other factors not within our control such as capitalization rates and market conditions. As a result, one or more of these assumptions may change during our liquidation. For example, if we sell an asset prior to its estimated sale date or a loan asset is satisfied prior to its maturity date, the net assets in liquidation could be reduced due to our receipt of less operating cash flow from such assets than initially estimated, however, we would receive sales proceeds sooner than previously expected. As a result, the actual amount of liquidating distributions we pay to holders of Common Shares may be more or less than our current estimate. In addition, there can be no assurance as to the timing, and the amount, of each liquidating distribution to our holders of Common Shares.

If we are unable to find buyers for our assets at our expected sales prices, our liquidating distributions may be delayed or reduced.

In calculating our estimated net assets in liquidation, we assumed that we will be able to find buyers for all of our assets at our estimated liquidation values. We, however, may have overestimated the sales prices that we will be able to obtain for these assets or underestimated the costs associated with such sales. For example, in order to find buyers in a timely manner, we may be required to accept a purchase price below our current estimate. If we are not able to find buyers for these assets in a timely manner or if we have overestimated the sales prices we will receive, our liquidating distributions payable to holders of our Common Shares would be delayed or reduced. Furthermore, our estimated net assets in liquidation is based on current market conditions and asset operations, but real estate market values are constantly changing and fluctuate with changes in interest rates, supply and demand dynamics, occupancy percentages, lease rates, the availability of suitable buyers, the perceived quality and dependability of income flows from tenancies and a number of other factors, both local and national. The net liquidation proceeds from each asset may also be affected by the terms of prepayment or assumption costs associated with debt encumbering each asset. In addition, minority ownership matters, transactional fees and expenses, environmental contamination at our properties or unknown liabilities, if any, may adversely impact the net liquidation proceeds from those assets.

If any of the parties to our future sale agreements default thereunder, or if these sales do not otherwise close, our liquidating distributions may be delayed or reduced.

The consummation of the potential sales for which we will enter into sale agreements will be subject to satisfaction of closing conditions. If any of the transactions contemplated by these future sale agreements do not close because of a buyer default, failure of a closing condition or for any other reason, we will need to locate a new buyer for the assets which we may be unable to do promptly or at prices or on terms that are as favorable as the original sale agreement. We will also incur additional costs involved in negotiating a new sale agreement for this asset. These additional costs are not included in our projections. In the event that we incur these additional costs, our liquidating distributions to our shareholders would be delayed or reduced.

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

We may be unable to sell certain of our assets.

Certain of our assets are subject to agreements that require the consent of our venture partner or ground lessor for the sale of the underlying asset or our interest in certain ventures. If we are unable to obtain the required consent we may have difficulty in timely selling such asset or, in the case of a venture, may need to acquire our venture partner’s interest through the exercise of our dispute resolution provisions which, in all such cases, may cause us to incur additional expenses and result in a delay in the sale of such assets which could reduce our liquidating distributions.

Our properties may subject us to known and unknown liabilities.

Our existing properties may have known and unknown liabilities for which we would have no recourse, or only limited recourse, to the former owners of such properties. As a result, if a liability were asserted against us based upon ownership of a property, we might be required to pay significant sums to settle it, which could adversely affect our financial results and cash flow. Unknown liabilities relating to our properties could include:

•	liabilities for clean-up of pre-existing disclosed or undisclosed environmental contamination; and

•	claims by tenants, vendors or other persons arising on account of actions or omissions of the former owners of the properties.

If we are unable to maintain the occupancy rates of currently leased space and lease currently available space, if tenants default under their leases or other obligations to us during the liquidation process or if our cash flow during the liquidation is otherwise less than we expect, our liquidating distributions may be delayed or reduced.

In calculating our estimated net assets in liquidation, we made certain assumptions as to each asset’s occupancy and rental rates, that we would be able to rent certain currently available space and that we would not experience any significant tenant defaults during the liquidation process that were not subsequently cured. Negative trends in one or more of these factors may adversely affect the resale value of the properties, which would reduce our liquidating distributions. To the extent that we receive less rental income than we expect during the liquidation process, our liquidating distributions will be reduced. We may also decide in the event of a tenant default to restructure the lease, which could substantially reduce the rent payable to us under the lease, or make other modifications that are unfavorable to us. This risk is substantial with respect to our net leased properties. As of December 31, 2015, our five single tenant properties, containing an aggregate of approximately 1,071,000 square feet of space are net leased to five different tenants. Gross leases accounting for approximately 2% of the aggregate annual base rent from our operating properties for 2015, representing approximately 2% of the net rentable square feet at the properties, are scheduled to expire in 2016. Other leases grant tenants early termination rights upon payment of a termination penalty.

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

Certain of our loan obligations have floating interest rates. In such cases, an increase in interest rates would increase our loan obligations. Where possible we have sought to mitigate these risks by acquiring interest rate cap agreements, rate collars and other similar protections. To the extent we have not mitigated these risks or our actions are ineffective, a fluctuation in interest rates could negatively impact our cash flow due to an increase in loan obligations.

Our loan assets are subject to delinquency and loss.

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

The subordinate nature of our B Notes is subject to risks relating to the structure and terms of the transactions, and there may not be sufficient funds or assets to satisfy the B Notes, which may result in losses to us.

We currently hold B Notes which are subordinate in payment to the more senior A Notes with respect to the loan. If a borrower defaults or declares bankruptcy, the amounts due on the A Notes are required to be satisfied in full prior to our receiving any amounts on account of our B Notes. Accordingly, there may not be sufficient funds remaining to satisfy our B Notes. Furthermore, the co-lender agreements limit our ability to amend the loan documents, assign the loan, accept prepayments, exercise remedies and control decisions made in bankruptcy proceedings relating to the borrower.

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

A prolonged economic slowdown, a lengthy or severe recession or the continued instability in the credit market will affect our operations and viability in a number of ways including:

•	Depressing prices for our operating properties, venture interests and loan assets;

•	Decreasing interest income received or increases in interest expenses paid;

•	Reducing the number of potential purchasers for our assets;

•	Increasing risk of default on loan assets; and

•	Limiting the ability to obtain new or replacement financing.

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

Although the adoption of the plan of liquidation has not caused our Common Shares to fail to meet the listing requirements of the NYSE, it is possible that as we reduce our overall assets through the distribution of sales proceeds whether to satisfy debt, expenses or to make liquidating distributions to our shareholders, we may fail to satisfy the requirement to cause our Common Shares to remain listed on the NYSE. If this were to occur, the ability to transfer Common Shares would be substantially limited which may reduce the market price for our Common Shares.

Distributing interests to a liquidating trust may cause you to recognize gain.

We do not expect we will have sold all of our assets by August 5, 2016. Our plan of liquidation requires that any remaining assets and liabilities be transferred to a liquidating trust. In that event, holders of Common Shares will be treated for federal income tax purposes as if they received a distribution of their pro rata share of the fair market value of any assets that are transferred to a liquidating trust, and will be subject to federal income tax to the extent that such “deemed” distribution exceeds the remaining tax basis of such holder’s Common Shares. As a result, holders of Common Shares may recognize taxable gain with respect to assets transferred to a liquidating trust prior to the subsequent sale of such assets and the distribution to them of the related net cash proceeds, if any. Such transfer also may have adverse tax consequences for tax-exempt and foreign shareholders.

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

We will not make new investments.

In accordance with applicable tax law and our plan of liquidation, as a result of the implementation of the plan of liquidation, we are not permitted to make any new investments other than those required to satisfy existing contractual obligations and commitments, including any capital call requirements and acquisitions or dispositions pursuant to buy-sell provisions under existing venture documentation, pay for required tenant improvements and capital expenditures at our real estate properties, repurchase our existing Common Shares if we so choose and make protective acquisitions or advances with respect to our existing assets including providing seller financing to purchasers of our assets if we deem it prudent to facilitate the sale of such asset. Accordingly, we will not be able to use our cash to participate in new investments which could generate a greater return to holders of our Common Shares.

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

Pursuant to the terms of our Advisory Agreement with our Advisor, our Advisor is entitled to receive an incentive fee and, in certain instances, a termination fee equal to 20% of any amounts available for distribution in excess of a threshold amount. The incentive fee is only payable at such time, if at all, (i) when holders of our Common Shares receive aggregate dividends above a threshold amount or (ii) upon termination of our Advisory Agreement if the value of our net assets exceed the threshold amount based on then current market values and appraisals. That is, the incentive fee is not payable annually but only at such time, if at all, as shareholders have received the threshold amount or, if the Advisory Agreement is terminated, the net assets of the Trust exceed the threshold amount. At December 31, 2015, the threshold amount required to be distributed before any incentive fee would be payable to FUR Advisors was approximately $427,686,000 which was equivalent to $11.94 for each of our Common Shares on a fully diluted basis. The threshold amount required to be distributed before any termination fee would be payable to FUR Advisors was approximately $322,706,000 which was equivalent to $9.01 for each of our Common Shares on a fully diluted basis. In accordance with liquidation accounting, we have recorded a liability in our financial statements equal to the estimated incentive fee and termination fee that would be payable to FUR Advisors based on the estimated cash available to be distributed over the liquidation period. In determining our estimated net assets in liquidation we have taken into account the termination fee and incentive fee.

If we transfer our assets to a liquidating trust, interests in the liquidating trust will not be freely transferable nor will the liquidating trust be required to comply with certain filing requirements of the Securities and Exchange Commission.

Interests in the liquidating trust will not be freely transferable except by will, intestate succession or operation of law. Therefore, the recipients of the interests in the liquidating trust will not have the ability to realize any value from these interests except from distributions made by the liquidating trust, the timing of which will be solely in the discretion of the liquidating trust’s trustees. As compared to the Trust which is required to comply with all of the filing requirements of the Securities and Exchange Commission for publicly traded entities, based on current guidance provide by the Securities and Exchange Commission we anticipate that the liquidating trust will be required to file only annual reports on Form 10-K and current reports on Form 8-K with the Securities and Exchange Commission.

Our property in Times Square is in its early stages of development.

The property located at 701 Seventh Ave in Times Square in which we are invested is in its early stages of development and is uniquely located in Times Square. The construction is not expected to be completed until 2017. We utilized third party and market data, to the extent available, to project the future operations of the property once completed. The estimates of future operations were used by us to estimate the value of the investment at the projected date of the sale. The estimated value of this investment in our Net Assets in Liquidation is dependent upon significant assumptions, including but not limited to, future retail rents, hotel and signage revenues and operating expenses, all of which involve inherent uncertainty given they are related to estimating future events. The actual proceeds from the disposition of this asset may be significantly more or less than the amount included in net assets in liquidation.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

CONSOLIDATED OPERATING PROPERTIES

The following table sets forth a schedule of consolidated operating properties at December 31, 2015. Our portfolio of consolidated properties consists of seven commercial properties consisting of 1,366,000 square feet and three residential apartment complexes consisting of 773 units.

Description and Location	Year Acquired	Trust’s Owner- ship	Rentable Square Feet	(**) % Leased	Major Tenants (Lease / Options Expiration)	Major Tenant Sq. Ft.	($000’s) Depreciated Cost Basis (1)	Cost per Square Foot or Unit	Owner- ship of Land	($000’s) Debt Balance	Debt Maturity & Int Rate (2)
Office
Chicago, IL (One East Erie)	2005	100%	126,000	81%	River North Surgery (2023)	15,000	22,046	175	Fee	19,104	03/2016 5.75%
Lisle, IL	2006	100%	169,000	82%	United Healthcare (2015)	21,000	11,544	68	Fee	5,459	10/2016 Libor+2.5%
					Primera Engineers (2017/2020)	31,000
Lisle, IL (Marc Realty)	2006	60%	54,000	100%	Ryerson (2018/2023)	54,000	3,582	66	Fee	5,309	03/2017 5.55%
Orlando, FL	2004	100%	257,000	100%	Siemens Real Estate, Inc. (2017/2042)	257,000	13,094	51	Ground Lease	35,668	07/2017 6.40%
Plantation, FL	2004	100%	120,000	100%	AT&T Service, Inc. (2020/2035)	120,000	10,766	90	Fee	10,406	04/2018 6.48%

Subtotal - Office			726,000				$61,032			$75,946

Other
Warehouse
Jacksonville, FL	2004	100%	588,000	100%	Fanatics (2018/2024)	561,000	$11,756	20	Fee	$—	N/A
Mixed Use
Churchill, PA	2004	100%	52,000	100%	Westinghouse (2024)	52,000	5,404	104	Fee	4,782	08/2024 3.50%

Subtotal - Other			640,000				$17,160			$4,782

Residential
Houston, TX	2013	84%	396 units	92%	n/a	n/a	104,150	263,000	Fee	44,319	10/2016 LIBOR + 2.0% (3)
Stamford, CT (4)	2013	84%	93 units	89%	n/a	n/a	77,850	846,000	Fee	33,448	10/2016 LIBOR + 2.0% (3)
Greensboro, NC (4)	2012	100%	284 units	95%	n/a	n/a	17,443	61,000	Fee	13,600	08/2016 6.22%

Subtotal - Residential			773	units			$199,443			$91,367

Total Consolidated Properties			1,366,000				$277,635			$172,095

(**)	Occupancy rates include all signed leases, including space undergoing tenant improvements.
(1)	Assets are no longer depreciated under liquidation accounting. Depreciated costs basis represents initial cost, plus improvements through December 31, 2015, less depreciation through July 31, 2014.
(2)	The one month LIBOR rate at December 31, 2015 was 0.4295%.
(3)	These properties are cross-collateralized. Proceeds from property sales go 100% to repay the mortgage loan.
(4)	Property currently under contract for sale.

UNCONSOLIDATED OPERATING PROPERTIES

The following table sets forth a schedule of unconsolidated operating properties at December 31, 2015. These properties consist of five commercial properties consisting of 1,132,000 square feet and one residential apartment complex consisting of 184 units.

	Year Acquired	Trust’s Ownership	Rentable Square Feet	(**) % Leased	Major Tenants (Lease / Options Expiration)	Major Tenants Sq. Ft.	Ownership of Land	($000’s) Debt Balance (1)	Debt Maturity & Int Rate (2)
WRT-Highline LLC—Equity Investment
New York, NY (450 West 14th)	2011	(3)	104,000	87%	Alice & Olivia (2021/2031)	27,000	Ground Lease	$50,653	05/2016 LIBOR+2.5%

					Fast Retailing (2026/2036)	23,000
					Access Industries (2021/2031)	14,000
Mentor Retail LLC—Equity Investment
39 South State Street Chicago, IL	2012	50%	7,000	100%	American Apparel (2022)	7,000	Fee	$2,497	09/2017 10%

WRT-Elad One South State—Equity Investment (4)
One South State Street Chicago, IL (Sullivan Center)	2012	38%	946,000	96%	Target (2038 / 2063)	147,000	Fee	$113,500	11/2018 3.95%

					Walgreens (2022/2027)	95,000
					Illinois Dept. of Employment (2019/2024)	243,000
					Art Institute of Chicago (2020/2030)	161,000
701 Seventh WRT Investor LLC—Equity Investment
701 Seventh Avenue New York, NY	2012	(5)	Under Development		(6)	—	Fee	$494,273	1/2018 LIBOR + 8.0% (7)

Atrium Mall LLC—Equity Investment
Chicago, IL	2013	50%	75,000	88%	No tenants over 10%	—	Ground Lease	$—	N/A

Summit Pointe Apartment LLC—Equity Investment
Oklahoma City, OK	2013	80%	184 units	91%	n/a	n/a	Fee	$8,943	02/2021 5.70%

(**)	Occupancy rates include all signed leases including space undergoing tenant improvements
(1)	Debt balance shown represents the property level debt encumbering the properties.
(2)	The one month LIBOR rate at December 31, 2015 was 0.4295%.
(3)	We hold a preferred equity interest. At December 31, 2015 our effective ownership was 83.6%.
(4)	This investment is currently under contract for sale.
(5)	We hold an 81% interest in this venture which provides us with a 61.14% effective ownership interest in the underlying property.
(6)	There are no major tenants as the property is currently in development.
(7)	There is a LIBOR floor of 1%.

LEASE EXPIRATIONS

The following tables set forth a schedule of lease expirations at our consolidated and unconsolidated commercial properties respectively, with respect to leases in place at December 31, 2015 for each of the next ten years and thereafter (assuming that no tenants exercise renewals or cancellation options and that there are no tenant bankruptcies or other tenant defaults). Annual contractual rent under expiring leases represents base rent charges for the year ended December 31, 2015 and does not reflect any straight-line rent adjustments or expense reimbursements. The average annualized revenue per square foot as of December 31, 2015 was $20.24 for consolidated multi-tenant operating properties and $7.65 for consolidated single tenant operating properties. Annualized revenue represents contractual base rent for the year ended December 31, 2015.

		Net Rentable	Percentage of Leased		Annual Rent Per
		Square Feet	Square Footage	Annual Contractual	Leased Square Foot
	Number of	Subject to	Represented by	Rent Under	of Expiring
Year of Lease Expirations	Expiring Leases	Expiring Leases	Expiring Leases (%)	Expiring Leases ($)	Leases ($)
Consolidated Multi Tenant
Operating Properties:
2016	6	21,000	9%	$367,000	$17.48
2017	5	47,000	20%	680,000	14.47
2018	10	54,000	23%	1,112,000	20.59
2019	6	30,000	13%	987,000	32.90
2020	3	5,000	2%	93,000	18.60
2021	2	16,000	7%	215,000	13.44
2022	4	21,000	9%	496,000	23.62
2023	3	24,000	10%	700,000	29.17
2024	2	14,000	6%	32,000	2.29
2025	—	—	—	—	—
2026 and thereafter	2	3,000	1%	75,000	25.00

			100%

Consolidated Single Tenant
Operating Properties:
2016	1	27,000	3%	128,000	4.74
2017	1	257,000	24%	3,745,000	14.57
2018	2	615,000	57%	2,030,000	3.30
2019	—	—	—	—	—
2020	1	120,000	11%	1,490,000	12.42
2021	—	—	—	—	—
2022	—	—	—	—	—
2023	—	—	—	—	—
2024	1	52,000	5%	802,000	15.42
2025	—	—	—	—	—
2026 and thereafter	—	—	—	—	—

			100%

Unconsolidated
Operating Properties:
2016	5	24,000	2%	879,000	36.51
2017	5	8,000	1%	319,000	39.65
2018	5	10,000	1%	360,000	34.36
2019	4	248,000	24%	6,316,000	25.44
2020	8	171,000	16%	4,179,000	24.39
2021	7	67,000	6%	4,590,000	68.54
2022	8	193,000	18%	5,313,000	27.58
2023	3	8,000	1%	662,000	78.25
2024	5	8,000	1%	217,000	25.62
2025	7	87,000	8%	298,000	3.45
2026 and thereafter	4	236,000	22%	7,838,000	33.26

			100%

TENANT DIVERSIFICATION

The following table sets forth information regarding the leases with respect to the five largest tenants in our consolidated properties portfolio, based on the amount of square footage leased by our tenants at December 31, 2015.

Tenant	Property	Remaining Lease Term in Months	Total Leased Square Fee	Percentage of Aggregate Portfolio Leased Square Feet (%) (1)	Percentage of Aggregate Portfolio Annual Rent (%) (2)
Fanatics, Inc.	Jacksonville, FL	31	561,000	43.0%	7.3%
Siemens Real Estate, Inc.	Orlando, FL	24	257,000	19.7%	24.7%
AT&T Services, Inc.	Plantation, FL	51	120,000	9.2%	9.9%
Ryerson, Inc.	Lisle, IL	28	54,000	4.1%	6.1%
Westinghouse Electric Co., LLC	Churchill, PA	105	52,000	4.0%	5.3%

(1)	Represents percentage of square footage leased excluding month to month leases.
(2)	Represents base rent plus straight line rent adjustments.

GROUND LEASES

On certain of our properties we own the improvements and lease the land underlying the improvements pursuant to ground leases.

The following table sets forth the terms of the ground leases:

Property Location	Current Term Expiration	Renewal Terms	Lease Term Rents Per Annum
Orlando, FL	12/31/17	Five, 5-year renewal options (Extended term 2037)	Ground lease calls for $2/yr. of rent through the current term and then fair market value for each successive renewal period. (1)

450 West 14th Street New York, NY	05/31/53	None	Ground lease calls for $130,370/month plus increases of 3% per annum each June as well as $100,000 increases per annum on November 1, 2017.

Atrium Mall Chicago, IL	09/19/19	Five, 5-year renewal options (Extended term 2044)	Ground lease calls for rent of $36,648/month plus 50% of excess cash flow as defined in the lease. (2)

(1)	The lease requires the tenant to perform all covenants under the ground lease including the payment of ground rent. All extensions are at our option.
(2)	All extensions are at our option. Landlord has right to terminate lease September 19, 2034.

MORTGAGE LOANS

Information pertaining to the terms of the first mortgages for each of the properties is included in the table at the beginning of Item 2—Properties.

ITEM 3 – LEGAL PROCEEDINGS

The Trust is involved from time to time in litigation on various matters, including disputes with tenants and disputes arising out of agreements to purchase or sell properties. Given the nature of the Trust’s business activities, these lawsuits are considered routine to the conduct of its business. The Trust does not expect that the liabilities, if any, that may ultimately result from such legal actions will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Trust. As of December 31, 2015, the Trust was not involved in any material litigation.

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

	High	Low
Year Ended December 31, 2014:
First quarter	$12.19	$10.81
Second quarter	15.50	11.01
Third quarter	15.58	14.53
Fourth quarter	18.23	14.90
Year Ended December 31, 2015:
First Quarter	$16.50	$15.60
Second Quarter	17.26	14.75
Third Quarter	15.21	14.02
Fourth Quarter	14.75	12.95

Holders

As of December 31, 2015 there were 552 record holders of our Common Shares. This does not include beneficial owners for whom Cede & Co. or others act as nominee.

Dividends

In order to retain REIT status, and thus avoid paying federal corporate tax, we are required by the Code to distribute at least    90% of our REIT taxable income. Prior to the adoption of the plan of liquidation, we were required to pay quarterly dividends of $0.578125 per Series D Preferred Share, which were paid for each of the first and second quarters of 2014. In addition, during the first and second quarters of 2014, we declared dividends of $0.1625 per Common Share.

Upon the adoption of the plan of liquidation, as required by the terms of our Series D Preferred Shares, dividends on our Common Shares were suspended until the liquidation preference on our Series D Preferred Shares was satisfied. On September 15, 2014 we satisfied the liquidation preference on our Series D Preferred Shares by payment of the $25.00 liquidating preference plus accrued and unpaid dividends to, but excluding, the date of payment. Accordingly, we are no longer restricted by the terms of the Series D Preferred Shares from paying dividends on our Common Shares.

In the second quarter of 2015 we declared a liquidating distribution of $1.25 per Common Share. In the fourth quarter of 2015 we declared a liquidating distribution of $1.00 per Common Share. In the fourth quarter of 2014 we declared a liquidating distribution of $2.25 per Common Share. Since the adoption of the plan of liquidation, we have made liquidating distributions totaling $4.50 per Common Share.

The actual amount and timing of, and record date for, future liquidating distributions on our Common Shares will be determined by our Board of Trustees and will depend upon the timing and proceeds of the sale of our assets and the amounts deemed necessary by our Board of Trustees to pay or provide for our liabilities and obligations and REIT requirements. Any such liquidating distributions on the Common Shares will be deemed a return of capital until the applicable holder has received liquidating distributions totaling its cost basis. The actual cash flow available to pay dividends will be affected by a number of factors, including, among others, the risks discussed under “Risk Factors” in Part I, Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report.

We do not believe that the financial covenants contained in our loan agreements will have any adverse impact on our ability to pay liquidating distributions on our Common Shares or to distribute amounts necessary to maintain our qualifications as a REIT.

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

	Liquidation Basis
Statement of Net Assets	December 31,	December 31,
(in thousands, except per share data)	2015	2014
Total assets	$745,629	$1,136,261
Mortgage loans payable	172,095	296,954
Senior notes payable	—	71,265
Liability for non-controlling interests	17,796	46,564
Liability for estimated costs in excess of estimated receipts	29,297	31,253
Dividends payable	1,822	82,353
Net assets in liquidation (1)	516,396	594,704
Net assets in liquidation value per Common Share (1)	14.18	16.33

(1)	The net assets in liquidation as of December 31, 2015 and 2014 of $516,396 and $594,704, respectively, plus the cumulative liquidating distributions to our holders of Common Shares through December 31, 2015 and 2014 of $163,913 ($4.50 per common share) and $81,959 ($2.25 per common share), respectively, would result in cumulative liquidating distributions to holders of Common Shares of $18.68 and $18.58 per Common Share as of December 31, 2015 and 2014, respectively.

	Going Concern Basis
	Seven Months
Operating Results	Ended	Years Ended December 31,
(in thousands, except per share data)	July 31, 2014	2013	2012	2011
Revenue	$46,313	$51,865	$33,930	$26,688

Income from continuing operations (1)	1,246	$20,006	$23,646	$11,441
Income (loss) from discontinued operations (2)	11,235	8,772	985	(508)

Net income attributable to Winthrop Realty Trust	12,481	28,778	24,631	10,933
Preferred dividends	(6,502)	(11,146)	(9,285)	(924)
Amount allocated to Restricted Common Shares	(192)	(307)	—	—

Net income attributable to Common Shares	$5,787	$17,325	$15,346	$10,009

Per Common Share
Income (loss) from continuing operations, basic	(0.15)	$0.25	$0.43	$0.34
Income (loss) from discontinued operations, basic (2)	0.31	0.26	0.03	(0.02)

Net income attributable to Common Shares, basic	$0.16	$0.51	$0.46	$0.32

Income (loss) from continuing operations, diluted	$(0.15)	$0.25	$0.43	$0.34
Income (loss) from discontinued operations, diluted	0.31	0.26	0.03	(0.02)

Net income attributable to Common Shares, diluted	$0.16	$0.51	$0.46	$0.32

Cash dividends declared per Common Share	$0.325	$0.65	$0.65	$0.65

	Going Concern Basis
Balance Sheet Data:	As of December 31,
(in thousands)	2013	2012	2011
Total Assets	$1,132,324	$923,163	$733,933

Total Debt	$562,075	$421,422	$300,090

Series D Cumulative Redeemable Preferred Shares	$120,500	$120,500	$40,000

Total Shareholders’ Equity	$480,874	$454,510	$387,802

Dividends payable	$6,099	$5,366	$5,369

(1)	Income from continuing operations, including per share data, are net of non-controlling interests.
(2)	The results of the Lafayette, Louisiana; Knoxville, Tennessee and St. Louis, Missouri properties were classified as discontinued operations for 2011. The results of the Indianapolis, Indiana and Memphis, Tennessee properties were classified as discontinued operations for 2011 and 2012. The results of the Andover, Massachusetts; Denton, Texas and Seabrook, Texas properties were classified as discontinued operation for 2011 through 2013. The results of the Deer Valley, Arizona; Meriden, Connecticut; Englewood, Colorado; Chicago, Illinois (River City); Lisle, Illinois (701 Arboretum); Louisville, Kentucky and Amherst, New York properties were classified as discontinued operations for 2011 through 2014.

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

Overview

On April 28, 2014 our Board of Trustees adopted a plan of liquidation. The plan, which provides for an orderly liquidation of our assets, was approved by holders of a majority of our common shares of beneficial interest (“Common Shares”) at a special meeting of shareholders on August 5, 2014. As a result of the approval of the plan of liquidation, we are not permitted to make any new investments other than to make protective acquisitions or advances with respect to our existing assets including providing seller financing to purchasers of our assets if we deem it prudent to facilitate the sale of such asset. We will, however, be able to satisfy any existing contractual obligations including any capital call requirements and acquisitions or dispositions pursuant to buy-sell provisions under existing joint venture documentation, pay for required tenant improvements and capital expenditures at our real estate properties and repurchase our existing Common Shares. In addition, we will be able to invest our cash reserves in short-term U.S. Treasuries or other short-term obligations.

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

In order to comply with applicable tax laws, any of our assets not sold by August 5, 2016 will be distributed into a liquidating trust. If we transfer our assets to a liquidating trust, holders of our Common Shares will receive beneficial interests in the liquidating trust equivalent to those held in the Trust. Holders of our Common Shares should note that unlike our Common Shares, which are freely transferable, beneficial interests in the liquidating trust will generally not be transferable except by will, intestate succession or operation of law. Therefore, the recipients of the interests in the liquidating trust will not have the ability to realize any value from these interests except from distributions made by the liquidating trust, the timing of which will be solely in the discretion of the liquidating trust’s trustees. As compared to the Trust which is required to comply with all of the filing requirements of the Securities and Exchange Commission for publicly traded entities, based on current guidance provide by the Securities and Exchange Commission we anticipate that the liquidating trust will be required to file only annual reports containing unaudited financial statements on Form 10-K and current reports on Form 8-K with the Securities and Exchange Commission.

The timing and amount of the liquidating distributions to the shareholders will be determined by our Board of Trustees. The dissolution process and the amount and timing of distributions to shareholders involve risks and uncertainties. As such, it is impossible at this time to determine the ultimate amount of liquidation proceeds that will actually be distributed to holders of Common Shares or the timing of such payments. To date, liquidating distributions totaling $4.50 per Common Share have been paid.

During 2015 we (i) sold two operating properties for aggregate gross proceeds of $81,150,000 and interests in three equity investments for aggregate proceeds of $82,964,000; (ii) received $18,500,000 in loan repayments inclusive of participation interests; (iii) received $26,373,000 in distributions from equity investments as a result of loan sales and loan repayments; and (iv) invested $18,638,000 in existing operating property and loan assets. Investments in existing assets was primarily funding of previous commitments such as the $8,865,000 of additional capital contributions to our 701 Seventh Avenue venture and the $3,998,000 of contributions to our WRT One South State Lender venture or to strengthen our position in ventures as demonstrated by our additional $5,645,000 investment in Vintage Housing Holdings prior to the sale of our interest.

At December 31, 2015 we held 10 consolidated operating properties, 10 equity investments, four loans receivable, one secured financing receivable and one loan security.

Investment Activity

701 Seventh – capital contributions – During 2015 we made additional capital contributions of $8,865,000 with respect to our interest in the venture that holds an indirect interest in the property located at 701 Seventh Avenue, New York, New York, bringing aggregate capital contributions through December 31, 2015 to $115,489,000. We have committed to invest up to $125,000,000 in the aggregate in this venture.

The indebtedness encumbering the asset held by the venture was modified to (i) provide for an additional one year extension option potentially extending the final maturity on the loan, if fully extended, to January 31, 2020 and (ii) permit up to $200,000,000 in 5.9% EB-5 financing (of which $106,000,000 has been funded as of December 31, 2015), with a corresponding reduction in the existing mezzanine loan borrowing, thereby resulting in interest savings to the venture.

Sullivan Center, Chicago, Illinois – capital contributions – We have committed to fund 100% of retail tenant improvements and capital expenditure needs and 80% of office tenant improvements and capital expenditure needs at the Sullivan Center property in Chicago, Illinois that are not met by current operating cash flow at the property. During 2015 we funded $3,998,000 for improvements, and to date in 2016 we funded an additional $2,794,000 for improvements. All amounts funded are considered additions to the mezzanine loan and accrue interest at the rate of 15% per annum.

Disposition/Repayment Activity

44 Monroe—property sale—On April 14, 2015 the venture in which we hold an 83.7% interest sold its apartment building located in Phoenix, Arizona for gross proceeds of $50,650,000. The entire net proceeds, after closing costs and pro-rations, of approximately $49,143,000 were used to pay down the loan collateralized by the remaining properties in the venture. The liquidation value of this property was $50,650,000 at December 31, 2014.

Vintage Housing Holdings – sale of interest—We invested an additional $5,645,000 in this venture in the first quarter of 2015. The capital contribution was used to acquire the limited partnership interest in two of the underlying partnerships. During the first half of 2015 we received distributions totaling $4,959,000 from the venture. On June 1, 2015 we sold our interest in the venture and received net proceeds of approximately $82,471,000. The liquidation value of this investment was $82,928,000 at December 31, 2014.

Cerritos, California – property sale—On September 16, 2015 we sold our office property located in Cerritos, California for gross proceeds of $30,500,000 and received net proceeds of $6,174,000 after satisfaction of the third party mortgage debt, closing costs and pro rations. The liquidation value of the property was $29,916,000 at December 31, 2014.

Highgrove, Stamford, Connecticut – contract for sale – On June 26, 2015 the venture in which we hold an 83.7% interest entered into a contract (the “First Purchase Agreement”) to sell its apartment building located in Stamford, Connecticut for gross proceeds of $90,000,000. An additional $1,000,000 non-refundable deposit was received from the buyer in November 2015 bringing the total aggregate non-refundable deposits received from the buyer to $5,000,000. On January 21, 2016 the First Purchase Agreement was terminated due to the prospective purchaser’s inability to timely close. In accordance with the terms of the First Purchase Agreement, the venture retained the $5,000,000 deposit.

On February 18, 2016 the venture entered into a purchase agreement (the “Second Purchase Agreement”) to sell this asset for gross proceeds of $87,500,000. The purchaser has provided a $10,000,000 non-refundable deposit. The closing is expected to occur, if at all, in the second quarter of 2016. In connection with entering into the Second Purchase Agreement, the venture entered into a settlement agreement with the purchaser under the First Purchase Agreement providing for the return of $1,000,000 of the previously retained deposit and an agreement to return up to an additional $1,500,000 of the previously retained deposit upon the closing or termination of the Second Purchase Agreement. As a result, assuming the consummation of the transaction contemplated by the Second Purchase Agreement, the venture will receive gross sales proceeds, inclusive of forfeited deposits, totaling $90,000,000.

Edens Center and Norridge Commons – loan payoff / sale of interest – On February 5, 2015 the Norridge, Illinois property was sold, and we received a principal payment of $15,275,000 in connection with the sale. The outstanding principal balance on the loan receivable was $225,000 following the repayment. Additional payments on the loan were received reducing the outstanding principal balance to $97,000 at September 30, 2015. Upon satisfaction of the loan, we were entitled to a participation interest equal to 30% of the value of both of the properties which collateralized the loan in excess of $115,000,000. On October 9, 2015 we received $3,100,000 in full satisfaction of the loan receivable and participation interest.

In connection with the repayment in full of the Edens Center and Norridge Commons loan receivable, we sold our general partner interest in the two properties for an aggregate price of $493,000.

Concord Debt Holdings – During May 2015 we received a distribution of $20,173,000 from our Concord Debt Holdings LLC venture. The distribution was in connection with the sale of the luxury hotel assets owned by the MSREF hotel venture in which Concord Debt Holdings LLC held an interest.

CDH CDO LLC—On June 25, 2015 the venture closed on the sale of four bond assets and one loan asset for gross proceeds of $54,122,000. The proceeds of the sale were utilized to fully satisfy the debt of the venture. Additionally, in June 2015 a loan asset held by the venture was repaid at par which was consistent with our liquidation value. On July 1, 2015 we received a $6,200,000 distribution from this venture.

Sullivan Center, Chicago, Illinois – contract for sale – On January 8, 2016 we entered into a contract with our Sullivan Center venture partner to sell our interest in WRT One South State Lender LP which holds the mezzanine loan on the property and our interest in WRT-Elad One South State Equity LP for an aggregate purchase price of approximately $91,576,000 subject to upward adjustment for additional advances on the mezzanine loan by us prior to closing plus accrued and unpaid interest. The buyer’s $3,000,000 deposit under the purchase contract is non-refundable. If consummated, the sale is expected to close by the end of the second quarter of 2016.

Lake Brandt, Greensboro, North Carolina – contract for sale—On January 20, 2016 we entered into a contract with an independent third party to sell our residential property known as Lake Brandt Apartments for gross proceeds of $20,000,000. The Buyer’s $500,000 deposit under the contract is non-refundable. If consummated, the sale is expected to close in the second quarter of 2016. The liquidation value was $20,000,000 at December 31, 2015 and $18,610,000 at December 31, 2014.

Consolidated Operating Properties

As of December 31, 2015 our consolidated properties were approximately 96% leased compared to approximately 96% leased at December 31, 2014 (as adjusted for properties sold during 2015). At December 31, 2015 we had one tenant, Siemens Real Estate, which represented approximately 24.7% of our annualized base rental revenue and 7.9% of total revenue.

Liquidity and Capital Resources

At December 31, 2015, we held $21,128,000 in unrestricted cash and cash equivalents. Our total assets and net assets in liquidation were $745,629,000 and $516,396,000, respectively at December 31, 2015. Our ability to meet our obligations is contingent upon the disposition of our assets in accordance with our plan of liquidation. We estimate that the proceeds from the sale of assets pursuant to the plan of liquidation will be adequate to pay our obligations, however, we cannot provide any assurance as to the prices or net proceeds we will receive from the disposition of our assets.

We believe that cash flow from operations along with sale proceeds will continue to provide adequate capital to fund our operating and administrative and other expenses incurred during liquidation as well as debt service obligations in the short term. As a REIT, we must distribute annually at least 90% of our REIT taxable income.

Our primary sources of funds include:

•	cash and cash equivalents;

•	rents and reimbursements received from our operating properties;

•	payments received under our loan assets;

•	sale of assets; and

•	cash distributions from joint ventures.

Debt Maturities

At December 31, 2015, our statement of net assets contains mortgage loans payable of $172,095,000. We have $115,930,000 of mortgage debt maturing in 2016, $40,977,000 maturing in 2017 and $10,406,000 maturing in 2018 with the remainder maturing in 2019 or later. We redeemed our Senior Notes in full effective August 15, 2015. The aggregate redemption price paid was $72,635,000 (or $25.484375 per $25.00 face amount Senior Note) which represented the face amount of the Senior Notes not owned by us plus accrued and unpaid interest to, but not including, August 15, 2015. We continually evaluate our debt maturities and based on our current assessment, we believe that, to the extent we are unable to sell an asset prior to a loan’s maturity, there are viable financing and refinancing alternatives for debts as they mature that will not materially adversely impact our liquidity or our expected financial results.

Net Loss Carry Forwards

At December 31, 2014, we had a net operating loss carry forward of approximately $9,077,000 which expires between 2023 and 2033. We do not anticipate having to utilize any of the net operating loss carry forward to offset 2015 taxable income as a result of the dividends paid deduction. Any unused net operating loss carry forwards will not be transferrable to the liquidating trust.

Cash Flows

Our liquidity based upon cash and cash equivalents decreased by approximately $106,455,000 from $127,583,000 at December 31, 2014 to $21,128,000 at December 31, 2015.

The holders of Common Shares approved a plan of liquidation on August 5, 2014 and we adopted the liquidation basis of accounting effective August 1, 2014. We did not make any acquisitions in new investments in 2015, and in accordance with the plan of liquidation, no further acquisitions are expected.

Our primary sources of non-operating cash flow for the year ended December 31, 2015 include:

•	$83,886,000 in sale proceeds and return of capital distributions from our Vintage Housing Holdings equity investment;

•	$21,570,000 in distributions from our Concord Debt Holdings equity investment from the payoff of underlying loan assets;

•	$18,500,000 in principal repayments on our Edens Center and Norridge Commons loan receivable, including $3,000,000 in payment of our participation interest;

•	$6,200,000 in distributions from our CDH CDO equity investment from the sale and payoff of underlying loan assets; and

•	$6,174,000 in net proceeds from the sale of our Cerritos, California property after satisfaction of third party mortgage debt, closing costs and pro rations.

Our primary non-operating uses of cash flow for the year ended December 31, 2015 include:

•	$163,915,000 for payment of liquidating distributions to our holders of Common Shares;

•	$71,255,000 for redemption in full of our Senior Notes;

•	$8,865,000 for additional contributions to our 701 Seventh Avenue equity investment;

•	$5,645,000 for additional contributions to our Vintage Housing Holdings equity investment; and

•	$3,998,000 for additional contributions to our WRT One South State Lender equity investment.

Our primary sources of non-operating cash flow from August 1, 2014 through December 31, 2014 include the following:

•	$40,304,000 of net proceeds from the sale of our 1515 Market Street property located in Philadelphia, Pennsylvania;

•	$33,959,000 of net proceeds from the payoff at par of our Playa Vista loan receivable, inclusive of $6,565,000 we received in exchange for our equity participation in the loan;

•	$15,290,000 of net proceeds from the sale of our Waterford Place Apartments property;

•	$13,794,000 of net proceeds from the sale of our Brooks Building LLC, WRT-Fenway Wateridge LLC, and Sealy Northwest Atlanta equity investments;

•	$9,690,000 of net proceeds from the sale of our interest in 5400 Westheimer LLC;

•	$9,450,000 of distributions from our WRT-Stamford LLC equity investment;

•	$7,516,000 of net proceeds from the payoff at par of our Shops at Wailea loan receivable;

•	$5,507,000 of net proceeds from the sale of our three retail properties which were leased to Kroger and were located in Atlanta, Georgia; Louisville, Kentucky and Greensboro, North Carolina;

•	$4,967,000 of net proceeds from the sale of our Pinnacle II loan receivable; and

•	$2,475,000 of net proceeds from the sale of our South Burlington, Vermont property.

Our primary non-operating uses of cash flow from August 1, 2014 through December 31, 2014 include the following:

•	$122,821,000 for payment of the full liquidating distribution (inclusive of accrued and unpaid dividends) on our Series D Preferred Shares;

•	$7,861,000 for additional contributions to our 701 Seventh Avenue equity investment; and

•	$3,955,000 for the repurchase of our Senior Notes in open market transactions.

Future Cash Commitments

Future Funding Requirements

We have future funding requirements relating to our 701 Seventh Avenue investment which total approximately $9,511,000 at December 31, 2015 with the option to fund our pro-rata share of additional capital calls in excess of our $125,000,000 commitment if we believe the additional investment would be accretive to the holders of our Common Shares.

We, through our investment in WRT One South State Lender LP, have future funding commitments related to tenant improvements and capital expenditure needs at the property located at One South State Street, Chicago, Illinois. We have committed to fund 100% of retail tenant improvement and capital expenditure needs and 80% of office tenant improvement and capital expenditure needs that are not met by current operating cash flow of the property. During the fourth quarter of 2015 we funded $3,998,000 for tenant improvements. During the first quarter of 2016 we funded an additional $2,794,000 for tenant improvements. We do not anticipate funding any additional amounts in connection with this commitment. Any amounts funded pursuant to this commitment will be considered additions to the mezzanine loan and will accrue interest at the rate of 15% per annum.

Common and Preferred Share Dividends

As a result of the adoption of the plan of liquidation, as required by the terms of our Series D Preferred Shares, dividends on our Common Shares were suspended until the liquidation preference on our Series D Preferred Shares was satisfied. The liquidation preference on our Series D Preferred Shares was satisfied on September 15, 2014. Accordingly, we are no longer restricted by the terms of our Series D Preferred Shares from paying dividends on our Common Shares. The actual amount and timing of, and record dates for, future liquidating distributions on our Common Shares will be determined by our Board of Trustees and will depend upon the timing and proceeds of the sale of our assets and the amounts deemed necessary by our Board of Trustees to pay or provide for our liabilities and obligations and REIT requirements. Any such liquidating distributions on the Common Shares will be deemed a return of capital until the applicable holder has received liquidating distributions totaling its cost basis.

A liquidating distribution of $2.25 per Common Share was paid on January 15, 2015 to holders of Common Shares of record on January 5, 2015. A liquidating distribution of $1.25 per Common Share was paid on June 16, 2015 to holders of Common Shares of record on June 9, 2015. A liquidating distribution of $1.00 per Common Share was paid on December 3, 2015 to holders of Common Shares of record on November 25, 2015.

Contractual Obligations

The following table summarizes our payment obligations under contractual obligations, including all fixed and variable rate debt obligations, except as otherwise noted, as of December 31, 2015 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Mortgage loans payable (principal and interest) (1)	$181,668	$123,220	$53,322	$616	$4,510
Ground lease obligations (2)	120,912	2,032	4,326	4,623	109,931
Advisors’ fee (3)	11,419	5,710	5,709	—	—

	$313,999	$130,962	$63,357	$5,239	$114,441

(1)	Does not reflect financing activity subsequent to December 31, 2015.
(2)	This obligation relates to the ground leases at our venture property located at 450 West 14th Street, New York, New York which expires May 31, 2053 and our Atrium Mall venture property located in Chicago, Illinois which expires September 30, 2034. In addition, our property located in Orlando, Florida is subject to a ground lease which calls for rent of $2.00 per year which is paid by the building tenant.
(3)	Advisor’s fee based upon the terms of the Advisory Agreement with our external advisor, effective January 1, 2016, with no effect given to any liquidating distributions made, or equity that may be repurchased, after December 31, 2015. No amounts have been included for subsequent renewal periods of the Advisory Agreement, termination fee payments or incentive fee payments.

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

Results of Operations

In light of the adoption of liquidation basis accounting as of August 1, 2014, the results of operations for the current year period are not comparable to the prior year period. In addition, prior to the adoption of the plan of liquidation, we were engaged in the business of owning real property and real estate related assets which we categorized into three reportable segments: (i) operating properties, (ii) loan assets and (iii) REIT securities. Subsequent to the adoption of the plan of liquidation, we no longer classify our assets in these separate segments to make operating decisions or assess performance. Accordingly, we have only one reporting and operating segment subsequent to July 31, 2014. Changes in the liquidation values of our assets are discussed below under Changes in Net Assets in Liquidation.

Changes in Net Assets in Liquidation

Year Ended December 31, 2015

Net assets in liquidation decreased by $78,308,000 during the year ended December 31, 2015. The decrease in net assets in liquidation was the result of $81,956,000 of liquidating distributions to holders of our Common Shares partially offset by a $3,648,000 net increase in liquidation values. The primary reasons for the increase in liquidation values were as follows:

•	A $29,062,000 increase in the liquidation value of our 701 Seventh Avenue equity investment due to an increase in expected retail rents at the property;

•	a $5,000,000 increase in the liquidation value of our Stamford, Connecticut residential property based on the forfeited purchase deposit, plus a $1,478,000 increase in estimated receipts at the property due to a change in the anticipated holding period of the property, partially offset by a corresponding $1,105,000 increase in the liability for non-controlling interest in this property;

•	a $3,975,000 increase in the liquidation value of our Chicago, Illinois (One East Erie) property based on marketing efforts. The anticipated holding period for the property has been extended until the mortgage loan can be pre-paid without penalty. The extended hold period results in a $1,956,000 increase in estimated receipts at the property;

•	a $3,642,000 increase in estimated receipts from our Jacksonville, Florida property due to a longer anticipated holding period of the property;

•	a $3,340,000 increase in the liquidation value of our WRT-Elad One South State Equity investment due to new lease signings at the property and the contract for sale;

•	a $1,390,000 increase in the liquidation value of our Greensboro, North Carolina residential property based on the contract for sale;

•	a $1,251,000 increase in estimated distributions from our Concord Debt Holdings equity investment primarily as a result of the sale of the MSREF hotel assets;

•	a $584,000 increase in the liquidation value of our Cerritos, California office property based on the contract for sale, partially offset by a $302,000 decrease in estimated receipts due to flood damage that occurred prior to the sale of the property; and

•	a $344,000 increase in estimated future distributions from our Atrium Mall equity investment due to a change in the estimated holding period of the investment.

Primarily offset by:

•	a $15,494,000 decrease in the liquidation value of our Houston, Texas residential property due to unfavorable changes in the Houston real estate market plus a $155,000 net decrease in estimated receipts and closing costs due to a change in the anticipated holding period of the property, partially offset by a $2,551,000 corresponding decrease in the liability for non-controlling interest in this property;

•	a $12,226,000 decrease in the liquidation value of our WRT One South State Lender equity investment due to the contract for sale and a shorter than anticipated holding period;

•	a $15,274,000 decrease in the liquidation value of our CDH CDO equity investment as a result of a decrease in the estimated underlying collateral value of one of the loan assets held by the venture partially offset by a $3,601,000 increase in estimated future receipts based on the collection of an old receivable and an extension of one of the loan assets;

•	a $3,544,000 net decrease in the liquidation value of our 450 West 14th Street equity investment as a result of a change in exit strategy of the investment resulting in the deconsolidation of the property and lower expected proceeds on disposition;

•	a $1,422,000 decrease in estimated receipts at our Churchill, Pennsylvania property due to a shorter anticipated holding period of the property;

•	a $1,260,000 increase in the estimated fees payable to our advisor over the duration of the liquidation;

•	a $1,143,000 decrease in receipts from our Vintage Housing Holdings equity investment due to a shorter holding period and increased costs associated with the sale; and

•	a $1,134,000 decrease in estimated receipts at our 550 Corporetum property located in Lisle, Illinois due to increased leasing costs and tenant improvements, partially offset by a $1,049,000 increase in the liquidation value as a result of new tenant leases;

•	a $918,000 decrease in the liquidation value of our loan securities resulting from reduced net operating income and a lower appraisal of the underlying collateral.

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

Our remaining assets continue to perform in a manner that is relatively consistent with prior reporting periods. We have experienced no significant changes in occupancy or rental rates and our loan assets continue to perform in accordance with their terms. With regard to our development property at 701 Seventh Ave in Times Square, demolition of the existing structure is complete, the foundation is substantially complete and construction is estimated to be completed in 2017. Our joint venture has engaged a nationally recognized brokerage firm to market the retail space for lease.

Off-Balance Sheet Investments

We have seven off-balance sheet investments in operating properties totaling $311,358,000 and three off-balance sheet investments in loan assets totaling $16,380,000 at December 31, 2015. Our exposure to loss is limited to our investment balance. See Item 8 – Financial Statements and Supplementary Data, Note 9 for additional information on these investments.

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

See Item 8—Financial Statements and Supplementary Data, Note 3.

Recently Issued Accounting Standards

None applicable to liquidation accounting.

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

The table below presents information about the Trust’s derivative financial instruments at December 31, 2015 (in thousands):

Type	Maturity	Strike Rate	Notional Amount of Hedge	Cost of Hedge
Swap	October 2016	0.69%	77,767	—
Cap	November 2017	4.00%	50,000	165
Cap	November 2018	5.00%	50,000	220

(1)	See Item 8 – Financial Statements and Supplementary Data, Note 12 for information on the accounting treatment of our derivative financial investments.

The fair value of our mortgage loans payable and secured financings, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, was $172,222,000 and $297,376,000 at December 31, 2015 and December 31, 2014, respectively. The fair value of our Senior Notes outstanding, based on quoted market prices, was $73,859,000 at December 31, 2014.

The following table shows what the annual effect a change in the LIBOR rate would have on interest expense based upon our variable rate debt at December 31, 2015 taking into consideration the effect of our derivative financial instruments (in thousands):

	Change in LIBOR (2)
	-0.43%	1%	2%	3%
Change in consolidated interest expense	$(23)	$54	$109	$164
Pro-rata share of change in interest expense of debt on non-consolidated entities (1)	—	196	652	1,107

(Increase) decrease in net income	$(23)	$250	$761	$1,271

(1)	Represents our pro-rata share of a change in interest expense in our 701 Seventh Avenue and 450 West 14th Street equity investments.
(2)	The one month LIBOR rate at December 31, 2015 was 0.4295%.

We may utilize various financial instruments to mitigate the potential negative impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies.

The following table shows what the annual effect a change in the LIBOR rate would have on interest income based upon our variable rate loan assets at December 31, 2015 (in thousands):

	Change in LIBOR (1)
	-0.43%	1%	2%	3%
Change in consolidated interest income	$(1)	$3	$7	$10
Pro-rata share of change in interest income of loan assets in non-consolidated entities	—	—	—	—

Increase (decrease) in net income	$(1)	$3	$7	$10

(1)	The one month LIBOR rate at December 31, 2015 was 0.4295%.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Report of Independent Registered Public Accounting Firm	42

Consolidated Statements of Net Assets (Liquidation Basis) as of December 31, 2015 and 2014	43

Consolidated Statements of Changes in Net Assets (Liquidation Basis) for the year ended December 31, 2015 and for the Five Months Ended December 31, 2014	44

Consolidated Statements of Operations and Comprehensive Income (Going Concern Basis) for the Seven Months Ended July 31, 2014 and for the Year Ended December 31, 2013	45

Consolidated Statements of Equity (Going Concern Basis) for the Seven Months Ended July 31, 2014 and for the Year Ended December 31, 2013	46

Consolidated Statements of Cash Flows (Going Concern Basis) for the Seven Months Ended July 31, 2014 and for the Year Ended December 31, 2013	47

Notes to Consolidated Financial Statements	49

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Winthrop Realty Trust

In our opinion, the accompanying consolidated statements of net assets (liquidation basis) as of December 31, 2015 and 2014, the related consolidated statements of changes in net assets (liquidation basis) for the year ended December 31, 2015 and for the five months ended December 31, 2014 and the consolidated statements of operations and comprehensive income (going concern basis), of equity (going concern basis), and of cash flows (going concern basis) for the seven months ended July 31, 2014 and for the year ended December 31, 2013 present fairly, in all material respects, the net assets in liquidation of Winthrop Realty Trust and its subsidiaries at December 31, 2015 and 2014, the changes in their net assets in liquidation for the year ended December 31, 2015 and for the five months ended December 31, 2014, and the results of their operations and their cash flows for the seven months ended July 31, 2014 and for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America applied on the bases described in the second paragraph of this report. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trust’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Trust’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 2, 2016

WINTHROP REALTY TRUST

CONSOLIDATED STATEMENTS OF NET ASSETS

(Liquidation Basis)

(in thousands)

	December 31,	December 31,
	2015	2014
ASSETS
Investments in real estate	$353,862	$557,325
Equity investments	327,738	389,921
Cash and cash equivalents	21,128	127,583
Restricted cash held in escrows	6,603	5,831
Loans receivable	5,280	24,005
Secured financing receivable	28,928	29,210
Accounts receivable	2,090	1,468
Loan securities	—	918

TOTAL ASSETS	745,629	1,136,261
LIABILITIES
Mortgage loans payable	172,095	296,954
Senior notes payable	—	71,265
Liability for non-controlling interests	17,796	46,564
Liability for estimated costs in excess of estimated receipts during liquidation	29,297	31,253
Dividends payable	1,822	82,353
Accounts payable, accrued liabilities and other liabilities	6,382	10,794
Related party fees payable	1,841	2,374

TOTAL LIABILITIES	229,233	541,557

COMMITMENTS AND CONTINGENCIES (Note 18)
Net assets in liquidation	$516,396	$594,704

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Liquidation Basis)

(in thousands)

	Year Ended	Five Months Ended
	December 31, 2015	December 31, 2014
Net assets in liquidation, beginning of period	$594,704	$786,915
Changes in net assets in liquidation
Change in liquidation value of investments in real estate	(3,363)	(2,102)
Change in liquidation value of loans receivable	(410)	5,098
Change in liquidation value of loan securities	(918)	—
Change in liquidation value of equity investments	10,343	16,018
Remeasurement of assets and liabilities	(3,449)	(9,489)
Remeasurement of non-controlling interests	1,445	2,113

Net increase in liquidation value	3,648	11,638
Liquidating distributions to Series D Preferred shareholders	—	(121,890)
Liquidating distributions to Common shareholders	(81,956)	(81,959)

Changes in net assets in liquidation	(78,308)	(192,211)

Net assets in liquidation, end of period	$516,396	$594,704

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Going Concern Basis)

(in thousands, except per share data)

	Seven Months Ended	Year Ended
	July 31, 2014	December 31, 2013
Revenue
Rents and reimbursements	$46,313	$51,865
Interest and discount accretion	9,643	18,455

	55,956	70,320

Expenses
Property operating	17,127	17,769
Real estate taxes	5,379	4,926
Depreciation and amortization	15,957	17,275
Interest	13,394	22,365
Impairment loss on investments in real estate	9,200	—
Provision for loss on loans receivable	—	348
General and administrative	4,283	4,356
Related party fees	5,548	9,289
Transaction costs	586	1,885
Federal, state and local taxes	(60)	424

	71,414	78,637

Other income (loss)
Equity in income of equity investments (inclusive of impairments of $2,422 and $7,687)	12,622	22,641
Earnings from preferred equity investments	582	613
Loss on extinguishment of debt, net	(564)	—
Realized gain on sale of securities carried at fair value	2	742
Unrealized loss on securities carried at fair value	—	(142)
Unrealized gain on loan securities carried at fair value	—	215
Settlement expense	—	(411)
Interest and other income	244	375

	12,886	24,033

Income (loss) from continuing operations	(2,572)	15,716
Discontinued operations
Net income from discontinued operations	11,235	8,772

Net income	8,663	24,488
Net loss attributable to non-controlling interests	3,818	4,290

Net income attributable to Winthrop Realty Trust	12,481	28,778
Preferred dividend of Series D Preferred Shares	(6,502)	(11,146)
Amount allocated to Restricted Common Shares	(192)	(307)

Net income attributable to Common Shares	$5,787	$17,325

Per Common Share data—Basic
Income (loss) from continuing operations	$(0.15)	$0.25
Income from discontinued operations	0.31	0.26

Net income attributable to Common Shares	$0.16	$0.51

Per Common Share data—Diluted
Income (loss) from continuing operations	$(0.15)	$0.25
Income from discontinued operations	0.31	0.26

Net income attributable to Common Shares	$0.16	$0.51

Basic Weighted-Average Common Shares	35,821	33,743

Diluted Weighted-Average Common Shares	35,821	33,774

Comprehensive income
Net income	$8,663	$24,488
Change in unrealized loss on interest rate derivatives	(193)	(74)

Consolidated comprehensive income	8,470	24,414
Net loss attributable to non-controlling interests	3,818	4,290

Comprehensive loss attributable to non-controlling interests	3,818	4,290

Comprehensive income attributable to Winthrop Realty Trust	$12,288	$28,704

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

CONSOLIDATED STATEMENTS OF EQUITY

(Going Concern Basis)

(In thousands except per share data)

						Accumulated	Accumulated
	Series D Preferred Shares		Common Shares		Additional	Distributions	Other	Non-
	of Beneficial Interest		of Beneficial Interest		Paid-In	in Excess of	Comprehensive	Controlling
	Shares	Amount	Shares	Amount	Capital	Net Income	Income (Loss)	Interests	Total
Balance, December 31, 2012	4,820	$120,500	33,019	$33,019	$618,426	$(317,385)	$(50)	$14,754	$469,264
Net income attributable to Winthrop Realty Trust	—	—	—	—	—	28,778	—	—	28,778
Net loss attributable to non-controlling interests	—	—	—	—	—	—	—	(4,290)	(4,290)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(51)	(51)
Contributions from non-controlling interests	—	—	—	—	—	—	—	18,629	18,629
Purchase of non-controlling interests	—	—	—	—	103	—	—	(253)	(150)
Dividends declared on Common Shares of Beneficial Interest ($0.65 per share)	—	—	—	—	—	(22,372)	—	—	(22,372)
Dividends declared on Series D Preferred Shares ($2.3125 per share)	—	—	—	—	—	(11,146)	—	—	(11,146)
Dividends declared on Restricted Shares	—	—	—	—	—	(307)	—	—	(307)
Change in unrealized loss on interest rate derivatives	—	—	—	—	—	—	(74)	—	(74)
Stock issued pursuant to Dividend Reinvestment Plan	—	—	40	40	424	—	—	—	464
Net proceeds from Common Shares offering	—	—	2,750	2,750	27,271	—	—	—	30,021
Issuance of Restricted Shares	—	—	592	—	—	—	—	—	—
Amortization of Restricted Shares	—	—	—	—	897	—	—	—	897

Balance, December 31, 2013	4,820	$120,500	36,401	$35,809	$647,121	$(322,432)	$(124)	$28,789	$509,663

Net income attributable to Winthrop Realty Trust	—	$—	—	$—	$—	$12,481	$—	$—	$12,481
Net loss attributable to non-controlling interests	—	—	—	—	—	—	—	(3,818)	(3,818)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(711)	(711)
Contributions from non-controlling interests	—	—	—	—	—	—	—	873	873
Increase in non-controlling interest due to consolidation of property	—	—	—	—	—	—	—	16,391	16,391
Decrease in non-controlling interest due to property sale	—	—	—	—	—	—	—	(3,764)	(3,764)
Dividends declared on Common Shares of Beneficial Interest ($0.325 per share)	—	—	—	—	—	(11,642)	—	—	(11,642)
Dividends declared on Series D Preferred Shares ($1.348963 per share)	—	—	—	—	—	(6,502)	—	—	(6,502)
Dividends declared on Restricted Shares	—	—	—	—	—	(192)	—	—	(192)
Change in unrealized loss on interest rate derivatives	—	—	—	—	—	—	(193)	—	(193)
Stock issued pursuant to Dividend Reinvestment Plan	—	—	16	16	162	—	—	—	178
Amortization of Restricted Shares	—	—	—	—	1,450	—	—	—	1,450

Balance, July 31, 2014	4,820	$120,500	36,417	$35,825	$648,733	$(328,287)	$(317)	$37,760	$514,214

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Going Concern Basis)

(in thousands)

	Seven Months Ended	Year Ended
	July 31, 2014	December 31, 2013
Cash flows from operating activities
Net Income	$8,663	$24,488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs and fair value of debt)	11,331	15,451
Amortization of lease intangibles	6,462	8,550
Straight-line rental income	1,121	669
Loan discount accretion	(2,086)	(4,121)
Discount accretion received in cash	5,865	37
Earnings of preferred equity investments	(582)	(613)
Distributions of income from preferred equity investments	565	607
Income of equity investments	(12,622)	(22,641)
Distributions of income from equity investments	8,755	24,112
Restricted cash held in escrows	(27)	1,242
Gain on sale of securities carried at fair value	(2)	(742)
Unrealized loss on securities carried at fair value	—	142
Gain on sale of real estate investments	(11,073)	(11,005)
Unrealized gain on loan securities carried at fair value	—	(215)
Impairment loss on investments in real estate	9,287	2,904
Provision for loss on loans receivable	—	348
Tenant leasing costs	(1,046)	(4,229)
Equity compensation expenses	1,450	897
Bad debt expense (recovery)	(229)	40
Changes in assets and liabilities:
Interest receivable	(64)	(214)
Accounts receivable and other assets	665	(1,316)
Accounts payable, accrued liabilities and other liabilities	(8,234)	(4,123)

Net cash provided by operating activities	18,199	30,268

Cash flows from investing activities
Issuance and acquisition of loans receivable	(31,492)	(21,437)
Investments in real estate	(5,575)	(257,142)
Investments in equity investments	(48,154)	(30,341)
Return of capital distribution from equity investments	705	14,618
Return of capital distribution from preferred equity investments	643	5,771
Return of capital distribution from securities carried at fair value	—	376
Purchase of securities carried at fair value	(73)	—
Proceeds from sale of investments in real estate	56,423	38,690
Proceeds from sale of equity investments	200	26
Proceeds from sale of securities carried at fair value	75	19,918
Proceeds from sale of loans receivable	37,052	19,319
Restricted cash held in escrows	2,127	863
Issuance of secured financing receivable	—	(30,000)
Collection of loans receivable	7,784	56,088
Deposits on assets held for sale	—	500
Cash from consolidation of properties	332	473

Net cash provided by (used in) investing activities	20,047	(182,278)

    (Continued on next page)

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Going Concern Basis)

(in thousands, continued)

	Seven Months Ended July 31, 2014	Year Ended December 31, 2013
Cash flows from financing activities
Proceeds from mortgage loans payable	$—	$198,100
Principal payments of mortgage loans payable	(5,412)	(22,287)
Repurchase of senior notes payable	(11,178)	—
Payment of secured financing	—	(23,770)
Restricted cash held in escrows	(239)	(228)
Deferred financing costs	(68)	(796)
Purchase of non-controlling interests	—	(150)
Contribution from non-controlling interests	873	18,629
Distribution to non-controlling interests	(711)	(51)
Plan	178	464
Proceeds from issuance of Common Shares through offering, net	—	30,021
Dividend paid on Common Shares	(17,461)	(21,919)
Dividend paid on Series D Preferred Shares	(5,573)	(11,146)
Dividend paid on Restricted Shares	(71)	(27)

Net cash (used in) provided by financing activities	(39,662)	166,840

Net increase (decrease) in cash and cash equivalents	(1,416)	14,830
Cash and cash equivalents at beginning of year	112,512	97,682

Cash and cash equivalents at end of year	$111,096	$112,512

Supplemental Disclosure of Cash Flow Information
Interest paid	$15,280	$23,735

Capitalized interest	$2,457	$1,443

Taxes paid	$147	$247

Supplemental Disclosure on Non-Cash Investing and Financing Activities
Dividends accrued on Common Shares and Restricted Shares	$401	$6,099

Dividends accrued on Series D Preferred Shares	$929	$—

Capital expenditures accrued	$1,736	$3,140

Conveyance of secured financing in settlement of loans receivable	$(29,150)	$—

Assumption of mortgage loan on investment in real estate	$—	$9,248

Forgiveness of loan receivable	$190	$—

Contribution to WRT-Elad One South State Equity L.P.	$—	$2,083

Distribution from WRT—One South State Lender LP	$—	$(2,083)

Fair value of assets acquired	$69,140	$62,208

Fair value of liabilities assumed	$52,687	$62,198

Transfer to loans receivable	$—	$(877)

Contribution to Vintage Housing Holdings LLC	$450	$—

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

Winthrop’s primary business is owning real property and real estate related assets which it conducts through WRT Realty L.P., a Delaware limited partnership (the “Operating Partnership”). Winthrop is the sole general partner of, and owns directly and indirectly, 100% of the limited partnership interest in the Operating Partnership. All references to the “Trust” refer to Winthrop and its consolidated subsidiaries, including the Operating Partnership.

On April 28, 2014 the Trust’s Board of Trustees (the “Board”) adopted a plan of liquidation which was subject to approval by the holders of a majority of the Trust’s common shares of beneficial interest (“Common Shares”). The plan was approved at a special meeting of shareholders on August 5, 2014 and the Trust adopted the liquidation basis of accounting as of August 1, 2014.

Prior to the plan of liquidation, the Trust categorized its assets into three segments: (i) ownership of investment properties including wholly owned properties and investments in joint ventures which own investment properties (“operating properties”); (ii) origination and acquisition of loans collateralized directly or indirectly by commercial and multi-family real property, (collectively “loan assets”); and (iii) equity and debt interests in other real estate investment trusts (“REIT securities”). Subsequent to the adoption of the plan of liquidation discussed below, the Trust no longer makes operating decisions or assesses performance in separate segments. Accordingly, the Trust has only one reporting and operating segment subsequent to July 31, 2014.

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

The plan of liquidation enables the Trust to sell any and all of its assets without further approval of the shareholders and provides that liquidating distributions be made to the shareholders as determined by the Board. Pursuant to applicable REIT rules, in order to be able to deduct liquidating distributions as dividends, the Trust must complete the disposition of its assets by August 5, 2016, two years after the date the plan of liquidation was adopted by shareholders. As management currently expects that all of the Trust’s assets will not be sold by such date, the Trust intends to satisfy this requirement by distributing its unsold assets into a liquidating trust at the end of such two-year period, and the holders of interests in the Trust at such time will be beneficiaries of such liquidating trust. Holders of the Trust’s Common Shares should note that unlike Common Shares, which are freely transferable, beneficial interests in the liquidating trust will generally not be transferable except by will, intestate succession or operation of law. Therefore, the recipients of the interests in the liquidating trust will not have the ability to realize any value from these interests except from distributions made by the liquidating trust, the timing of which will be solely in the discretion of the liquidating trust’s trustees. As compared to the Trust which is required to comply with all of the filing requirements of the Securities and Exchange Commission for publicly traded entities, based on current guidance provide by the Securities and Exchange Commission management anticipates that the liquidating trust will be required to file only annual reports containing unaudited financial statements on Form 10-K and current reports on Form 8-K with the Securities and Exchange Commission.

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

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The consolidated financial statements for the periods ended July 31, 2014 and December 31, 2013 were prepared on the going concern basis of accounting, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

The Trust accrues costs and income that it expects to incur and earn through the end of liquidation to the extent it has a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statements of Net Assets. Actual costs and income may differ from amounts reflected in the financial statements because of inherent uncertainty in estimating future events. These differences may be material. See Note 4 for further discussion. Actual costs incurred but unpaid as of December 31, 2015 are included in accounts payable, accrued liabilities and other liabilities on the Consolidated Statements of Net Assets.

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

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Out of Period Adjustments

During 2014, the Trust identified an error in its previously reported interim financial statements relating to the estimated costs in excess of estimated receipts during liquidation of the Trust’s investment in the luxury residential property located in Houston, Texas. The Trust recorded an out of period adjustment in the amount of $2,201,000 to correct the understatement of estimated costs in excess of estimated receipts in the Trust’s consolidated statement of net assets. The Trust concluded that this adjustment is not material to the current period or the prior period’s financial position. As such, this cumulative change was recorded in the consolidated statement of net assets during the quarter ended on December 31, 2014. This error had no impact on any other periods presented.

During 2013, the Trust identified an error in its previously reported interim financial statements relating to the purchase price allocation of the Trust’s investment in the 1515 Market Street property. The Trust recorded an out of period adjustment in the amount of $1,300,000 to correct the overstatement of other liabilities and overstatement of building in the Trust’s consolidated balance sheet. The Trust also recorded an out of period adjustment to reduce depreciation expense in the amount of $21,000 during the Trust’s fourth quarter of 2013 to correct the depreciation expense in the consolidated statement of operations. The Trust concluded that these adjustments are not material to the current period or the prior period’s financial position or results from operations. As such, this cumulative change was recorded in the consolidated balance sheet and consolidated statement of operations during the quarter ended on December 31, 2013. This error had no impact on any other periods presented.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions in determining the values of assets and liabilities, disclosing contingent assets and liabilities at the date of the consolidated financial statements and the amounts of revenue and expenses during the reporting period. Under going concern accounting, the estimates that were particularly susceptible to management’s judgment include, but are not limited to, the impairment of real estate, loans and investments in ventures and real estate securities carried at fair value. In addition, estimates were used in accounting for the allowance for doubtful accounts. Under liquidation accounting, the Trust is required to estimate all costs and income that it expects to incur and earn through the end of liquidation including the estimated amount of cash it will collect on disposal of its assets and estimated costs incurred to dispose of assets. All of the estimates and evaluations are susceptible to change and actual results could differ materially from the estimates and evaluations.

Investments in Real Estate

Prior to the adoption of the plan of liquidation, real estate assets were stated at historical cost. Expenditures for repairs and maintenance were expensed as incurred. Significant renovations that extended the useful life of the properties were capitalized. Depreciation for financial reporting purposes was computed using the straight-line method. Buildings were depreciated over their estimated useful lives of 40 years, based on the property’s age, overall physical condition, type of construction materials and intended use. Improvements to the buildings were depreciated over the shorter of the estimated useful life of the improvement or the remaining useful life of the building at the time the improvement was completed. Tenant improvements were depreciated over the shorter of the estimated useful life of the improvement or the term of the lease of the tenant.

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

Restricted Cash

Restricted cash in escrow accounts include cash reserves for tenant improvements, leasing commissions, real estate taxes and other expenses pursuant to the loan agreements. In addition, certain security deposit accounts are classified as restricted cash. The classification of restricted cash within the Consolidated Statements of Cash Flows under going concern accounting is determined by the nature of the escrow account. Activity in escrow accounts related to real estate taxes, insurance, rent reserves and security deposits was classified as operating activity. Activity in escrow accounts related to capital improvements and tenant improvements was classified as investing activity. Any debt service reserves are classified as financing activity.

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

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under liquidation accounting, the Trust carries its loans receivable at their estimated net realizable value, or liquidation value, which represents the estimated amount of principal payments the Trust expects to receive over the holding period of the loan. The liquidation value of the Trust’s loans receivable are presented on an undiscounted basis. Interest payments that the Trust expects to receive on its loans receivable over the estimated holding period of the loan are accrued and are classified as part of liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statements of Net Assets. As interest is earned, it is reclassified and included in loans receivable on the Consolidated Statements of Net Assets.

The Trust continues to evaluate the collectability of the interest and principal of each of its loans receivable using the same methodology used under going concern accounting. Any changes in collectability will be reflected as a change to the Trust’s net assets in liquidation.

Accounts Receivable

In accordance with liquidation accounting, as of August 1, 2014, accounts receivable were adjusted to their net realizable value. The Trust continues to review its accounts receivable and allowance for doubtful accounts monthly. Past due balances are reviewed individually for collectability. Any changes in the allowance are reflected in the net realizable value of the accounts receivable.

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

Preferred Equity Investment

The Trust has certain investments in ventures which entitle it to priority returns ahead of the other equity holders in the ventures. At the inception of each such investment, management determined whether such investment should be accounted for as a loan, preferred equity, equity or as real estate. The Trust classified these investments as preferred equity investments and they were accounted for using the equity method because the Trust has the ability to significantly influence, but not control, the entity’s operating and financial policies. Earnings for each investment were recognized in accordance with each respective investment agreement and, where applicable, based upon an allocation of the investment’s net assets at adjusted book value as if the investment was hypothetically liquidated at the end of each reporting period.

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

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

distributions received. To recognize the character of distributions from equity investments, the Trust looked at the nature of the cash distribution to determine the proper character of cash flow distributions as either returns on investment, which would be included in operating activities, or returns of investment, which would be included in investing activities.

At each reporting period the Trust assessed whether there were any indicators or declines in the fair value of the equity investments. An investment’s value was impaired only if the Trust’s estimate of the fair value of the investment was less than the carrying value of the investment and such difference was deemed to be other-than-temporary. To the extent impairment had occurred, the loss was measured as the excess of the carrying amount of the investment over the estimated fair value of the investment.

Subsequent to the adoption of liquidation accounting, equity investments are recorded at their net realizable value. The Trust evaluates the net realizable value of its equity investments at each reporting period. Any changes in net realizable value will be reflected as a change to the Trust’s net assets in liquidation.

Lease Intangibles

Under liquidation accounting, any residual value attributable to lease intangibles is included in the net realizable value of the corresponding investment in real estate. As such, lease intangibles are no longer separately stated on the Consolidated Statements of Net Assets.

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

As these instruments will not be converted into cash or other consideration, derivative financial instruments have been valued at $0 as of August 1, 2014 in accordance with liquidation accounting. These financial instruments are still in place and effective as of December 31, 2015. The Trust has accrued the estimated monthly amounts for its swap agreements. The amount is included in the liability for estimated costs in excess of estimated receipts during liquidation.

Revenue Recognition

Prior to the adoption of the plan of liquidation, the Trust accounted for its leases with tenants as operating leases with rental revenue recognized on a straight-line basis over the minimum non-cancellable term of the lease. The straight-line rent adjustment decreased revenue by $1,121,000 during the seven months ended July 31, 2014 and decreased revenue by $669,000 in the year ended December 31, 2013.

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Trust reviews its tax positions under accounting guidance which require that a tax position may only be recognized in the financial statements if it is more likely than not that the tax position will prevail if challenged by taxing authorities. The Trust believes it is more likely than not that its tax positions will be sustained in any tax examination. The Trust has no income tax expense, deferred tax assets or deferred tax liabilities associated with any such uncertain tax positions for the operations of any entity included in the Consolidated Statements of Operations and Comprehensive Income. The only provision for federal income taxes relates to the TRS. The Trust’s tax returns are subject to audit by taxing authorities. The tax years 2012 – 2015 remain open to examination by major taxing jurisdictions to which the Trust is subject.

Series D Preferred Shares

On September 15, 2014 the Trust made the full liquidating distribution on its Series D Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series D Preferred Shares”) of $25.4815 per Series D Preferred Share, which amount consisted of the $25.00 liquidation preference plus accrued and unpaid dividends to, but excluding, the date of payment.

Stock-Based Compensation

Pursuant to the Trust’s 2007 Long Term Stock Incentive Plan the Trust may, from time to time, issue stock-based compensation awards to certain eligible persons including those performing services for FUR Advisors LLC (“FUR Advisors”), the Trust’s external advisor. During 2013, the Trust issued 600,000 restricted common shares of beneficial interest (“Restricted Shares”). See Note 20 – Restricted Share Grants for further discussion. Under going concern accounting, the Trust accounted for this stock-based compensation in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. Until the awards were no longer subject to forfeiture, the Trust measured stock-based compensation expense at each reporting date for any changes in fair value and recognized the expense prorated for the portion of the requisite service period completed.

Under liquidation accounting, compensation expense is no longer recorded as the vesting of the Restricted Shares does not result in cash outflow for the Trust.

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Trust calculated earnings per share in accordance with relevant accounting guidance for participating securities and the two class method. The reconciliation of earnings attributable to Common Shares outstanding for the basic and diluted earnings per share calculation is as follows (in thousands, except per share data):

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Seven Months Ended	Year Ended
	July 31, 2014	December 31, 2013
Basic
Income (loss) from continuing operations	$(2,572)	$15,716
Loss attributable to non-controlling interest	3,764	4,251
Preferred dividend of Series D Preferred Shares	(6,502)	(11,146)
Amount allocated to Restricted Shares	(192)	(307)

Income (loss) from continuing operations applicable to Common Shares	(5,502)	8,514
Income from discontinued operations	11,235	8,772
Loss attributable to non-controlling interest from discontinued operations	54	39

Net income attributable to Common Shares for earnings per share purposes	$5,787	$17,325

Basic weighted-average Common Shares	35,821	33,743

Income (loss) from continuing operations	$(0.15)	$0.25
Income from discontinued operations	0.31	0.26

Net income per Common Share—basic	$0.16	$0.51

Diluted
Income (loss) from continuing operations	$(2,572)	$15,716
Loss attributable to non-controlling interest	3,764	4,251
Preferred dividend of Series D Preferred Shares	(6,502)	(11,146)
Amount allocated to Restricted Shares	(192)	(307)

Income (loss) from continuing operations applicable to Common Shares	(5,502)	8,514
Income from discontinued operations	11,235	8,772
Loss attributable to non-controlling interest from discontinued operations	54	39

Net income attributable to Common Shares for earnings per share purposes	$5,787	$17,325

Basic weighted-average Common Shares	35,821	33,743
Stock options (1)	—	—
Restricted Shares (2)	—	31

Diluted weighted-average Common Shares	35,821	33,774

Income (loss) from continuing operations	$(0.15)	$0.25
Income from discontinued operations	0.31	0.26

Net income per Common Share—diluted	$0.16	$0.51

(1)	The Trust’s stock options were exercised in 2013. The resulting shares were included in the basic weighted average Common Shares for the seven months ended July 31, 2014 and the year ended December 31, 2013.
(2)	The Trust’s Restricted Shares were issued in 2013. The Trust’s Restricted Shares were anti-dilutive for the seven months ended July 31, 2014 and were not included in the weighted-average shares outstanding for the calculation of diluted earnings per Common Share. The Trust’s Restricted Shares were dilutive for the year ended December 31, 2013. The amendments to the Restricted Shares discussed in Note 20 had no impact on the calculation of earnings per share for the periods presented.

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The change in the liability for estimated costs in excess of estimated receipts during liquidation as of December 31, 2015 is as follows (in thousands):

			Remeasurement
	December 31,	Cash Payments	of Assets and		December 31,
	2014	(Receipts)	Liabilities	Deconsolidation (1)	2015
Assets:
Estimated net inflows from investments in real estate, loans receivable and secured financing receivable	$25,169	$(12,551)	$(2,149)	$54	$10,523
Liabilities:
Sales costs	(11,840)	1,012	423	4,419	(5,986)
Corporate expenditures	(44,582)	12,471	(1,723)	—	(33,834)

	(56,422)	13,483	(1,300)	4,419	(39,820)

Total liability for estimated costs in excess of estimated receipts during liquidation	$(31,253)	$932	$(3,449)	$4,473	$(29,297)

(1)	Due to a change in exit strategy, the venture that owns the property located at 450 W 14th Street, New York, New York is no longer consolidated. See Note 3 – Basis of Presentation for the Trust’s policy on accounting for joint ventures.

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The change in the liability for estimated costs in excess of estimated receipts during liquidation as of December 31, 2014 is as follows (in thousands):

			Remeasurement
		Cash Payments	of Assets and
	August 1, 2014	(Receipts)	Liabilities	December 31, 2014
Assets:
Estimated net inflows from investments in real estate, loans receivable and secured financing receivable	$38,400	$(5,183)	$(8,048)	$25,169
Liabilities:
Sales costs	(15,805)	3,965	—	(11,840)
Corporate expenditures	(49,820)	6,679	(1,441)	(44,582)

	(65,625)	10,644	(1,441)	(56,422)

Total liability for estimated costs in excess of estimated receipts during liquidation	$(27,225)	$5,461	$(9,489)	$(31,253)

5.	Net Assets in Liquidation

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

Net assets in liquidation decreased by $78,308,000 during the year ended December 31, 2015. The primary reason for the decline in net assets was due to liquidating distributions to holders of Common Shares of $81,956,000, a $3,363,000 net decrease in the value of investments in real estate, a $1,723,000 increase in estimated corporate expenditures resulting primarily from increases in estimated fees payable to FUR Advisors as a result of increases in liquidation values of certain investments and a $918,000 decrease in the value of the Trust’s loan securities. These decreases were partially offset by a $10,343,000 net increase in the liquidation value of equity investments and a $1,445,000 decrease in the liability for non-controlling interests.

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

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were 36,425,084 Common Shares outstanding at December 31, 2015 and 2014. The net assets in liquidation at December 31, 2015 would result in liquidating distributions of approximately $14.18 per Common Share. The net assets in liquidation as of December 31, 2015 and 2014 of $516,396,000 and $594,704,000 respectively, plus the cumulative liquidating distributions to holders of Common Shares through December 31, 2015 and 2014 of $163,915,000 ($4.50 per common share) and $81,959,000 ($2.25 per common share), respectively, would result in cumulative liquidating distributions to holders of Common Shares of $18.68 and $18.58 per Common Share as of December 31, 2015 and 2014, respectively. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of sales, the performance of underlying assets and any changes in the underlying assumptions of the projected cash flows.

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

The Trust’s Level 3 loan securities carried at fair value primarily consisted of non-agency mortgage-related securities. The Trust valued the loan securities carried at fair value based primarily on prices received from a pricing service. The techniques used by the pricing service to develop the prices were generally either: (a) a comparison to transactions involving instruments with similar collateral and risk profiles; or (b) industry standard modeling, such as a discounted cash flow model. The significant inputs and assumptions used to determine the fair value of the Trust’s loan securities included prepayment rates, probability of default, loss severity and yield to maturity percentages.

Although the Trust determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. However, the Trust assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Trust determined that the derivative valuations in their entirety should be classified in Level 2 of the fair value hierarchy.

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

In light of the adoption of a plan of liquidation by the Board on April 28, 2014, the Trust tested the tangible and intangible assets for impairment, which considered a probability analysis of various scenarios including a shortened holding period for all of its operating properties. The Trust’s estimates of future cash flows expected to be generated in the impairment tests were based on a number of assumptions. Those assumptions were generally based on management’s experience in its real estate markets and the effects of current market conditions. The assumptions were subject to economic and market uncertainties including, among others, market capitalization rates, discount rates, demand for space, competition for tenants, changes in market rental rates, and costs to operate the property. As those factors were difficult to predict and were subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved.

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity and Preferred Equity Investments

Under going concern accounting, equity and preferred equity investments were assessed for other-than-temporary impairment when the carrying value of the Trust’s investment exceeded its fair value. The fair value of equity investments was determined using a discounted cash flow model which incorporated a residual value utilizing an income capitalization approach considering prevailing market capitalization rates. The Trust reviewed each investment based on the highest and best use of the investment and market participation assumptions. The significant assumptions used in this analysis included rental revenues, operating expenses, inflation rates, market absorption rates, tenanting costs, the discount rate and capitalization rates used in the income capitalization valuation. The Trust determined that the significant inputs used to value its Marc Realty and Sealy equity investments fell within Level 3. The Trust recognized other-than-temporary impairment losses of $2,422,000 and $7,687,000 on these investments during the seven months ended July 31, 2014 and the year ended December 31, 2013. See Note 9—Equity Investments for further details on these impairments.

Investments in Real Estate and Assets Held For Sale

During the seven months ended July 31, 2014 and the year ended December 31, 2013, the Trust recognized impairment charges of $9,287,000 and $2,904,000, respectively, relative to investments in real estate and assets held for sale. Under going concern accounting, the Trust assessed the assets in its portfolio for recoverability based upon a determination of the existence of impairment indicators including significant decreases in market pricing and market rents, a change in the extent or manner in which real estate assets are being used or a decline in their physical condition, current period losses combined with a history of losses or a projection of continuing losses, and a current expectation that real estate assets will be sold or otherwise disposed of before the end of their previously estimated useful lives. When such impairment indicators existed, management estimated the undiscounted cash flows from the expected use and disposition of the asset. Significant inputs for this recoverability analysis included the anticipated holding period for the asset as well as assumptions over rental revenues, operating expenses, inflation rates, market absorption rates, tenanting and other capital improvement costs and the asset’s estimated residual value. For those assets not deemed to be fully recoverable, the Trust recorded an impairment charge equal to the difference between the carrying value and estimated fair value of the asset less costs to sell the asset. Management determined the fair value of those assets using an income valuation approach based on assumptions it believed a market participant would utilize. Significant assumptions included discount and capitalization rates used in the income valuation approach.

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

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Investment and Disposition Activities

2015 and 2016 Transactions

Vintage Housing Holdings – sale of interest – On January 2, 2015 the Trust contributed an additional $5,645,000 to the venture to acquire the limited partner interests in two of the underlying properties. During the six months ended June 30, 2015 the Trust received distributions, inclusive of return of capital distributions, totaling $4,959,000 from the venture. On June 1, 2015 the Trust sold its interest in Vintage Housing Holdings LLC to an independent third party and received net proceeds of approximately $82,471,000. The liquidation value of this investment was $82,928,000 at December 31, 2014.

Edens Center and Norridge Commons – loan satisfaction - On February 5, 2015 the Norridge, Illinois property, which was one of the two properties that collateralized this loan receivable, was sold and the Trust received a principal payment of $15,275,000 plus all accrued and unpaid interest due in connection with the sale. The outstanding principal balance on the loan receivable was $97,000 at September 30, 2015. Upon satisfaction of the loan, the Trust was entitled to a participation interest equal to 30% of the value of both of the properties which collateralized the loan in excess of $115,000,000. On October 9, 2015 the Trust received $3,100,000 in full satisfaction of the loan receivable and the participation interest.

In connection with the repayment in full of the loan receivable collateralized by the Edens Center and Norridge Commons properties, the Trust sold its general partner interests in the two properties for an aggregate price of $493,000 pursuant to the terms of an existing option agreement. The sale price plus aggregate distributions received in 2015 was consistent with the Trust’s liquidation value at December 31, 2014.

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

Concord Debt Holdings – loan satisfaction—During May 2015 the Trust received a distribution of $20,173,000 from its Concord Debt Holdings LLC venture. The distribution was in connection with the sale of the luxury hotel assets owned by the MSREF hotel venture in which Concord Debt Holdings LLC holds an interest.

CDH CDO LLC – loan sale/satisfaction - On June 25, 2015 the venture closed on the sale of four bond assets and one loan asset for gross proceeds of $54,122,000. The proceeds of the sale were utilized to fully satisfy the debt of the venture. Additionally, in June 2015 a loan asset held by the venture was repaid at par, which was consistent with the Trust’s liquidation value at December 31, 2014. On July 1, 2015 the Trust received a $6,200,000 distribution from this venture.

Cerritos, California – property sale—On September 16, 2015 the Trust sold its office property located in Cerritos, California for gross proceeds of $30,500,000 and received net proceeds of $6,174,000 after satisfaction of third party mortgage debt, closing costs and pro rations. The liquidation value of the property was $29,916,000 at December 31, 2014.

Highgrove, Stamford, Connecticut – contract for sale – On June 26, 2015 the venture in which the Trust holds an 83.7% interest entered into a contract (the “First Purchase Agreement”) to sell its apartment building located in Stamford, Connecticut for gross proceeds of $90,000,000. An additional $1,000,000 non-refundable deposit was received from the buyer in November 2015 bringing the total aggregate non-refundable deposits received from the buyer to $5,000,000. On January 21, 2016 the First Purchase Agreement was terminated due to the prospective purchaser’s inability to timely close. In accordance with the terms of the First Purchase Agreement, the venture retained the $5,000,000 deposit.

On February 18, 2016 the venture entered into a purchase agreement (the “Second Purchase Agreement”) to sell this asset for gross proceeds of $87,500,000. The purchaser has provided a $10,000,000 non-refundable deposit. The closing is expected to occur, if at all, in the second quarter of 2016. In connection with entering into the Second Purchase Agreement, the venture entered into a settlement agreement with the purchaser under the First Purchase Agreement providing for the return of $1,000,000 of the previously retained deposit and an agreement to return up to an additional $1,500,000 of the previously retained deposit upon the closing or termination of the Second Purchase Agreement. As a result, assuming the consummation of the transaction contemplated by the Second Purchase Agreement, the venture will receive gross sales proceeds, inclusive of forfeited deposits, totaling $90,000,000.

701 Seventh Avenue – capital contributions—The Trust has invested an additional $8,865,000 in this venture during 2015. As of December 31, 2015 the Trust has total invested capital in the venture of $115,489,000.

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sullivan Center, Chicago, Illinois – capital contributions / contract for sale – The Trust has committed to fund 100% of retail tenant improvements and capital expenditure needs and 80% of office tenant improvements and capital expenditure needs at the Sullivan Center property in Chicago, Illinois that are not met by current operating cash flow at the property. During 2015 the Trust funded $3,998,000 for improvements, and to date in 2016 the Trust funded an additional $2,794,000 for improvements. All amounts funded are considered additions to the mezzanine loan and accrue interest at the rate of 15% per annum.

On January 8, 2016 the Trust entered into a contract with its Sullivan Center venture partner to sell its interest in WRT One South State Lender LP which holds the mezzanine loan on the property and its interest in WRT-Elad One South State Equity LP for an aggregate purchase price of approximately $91,576,000 subject to upward adjustment for additional advances on the mezzanine loan by the Trust prior to closing plus accrued and unpaid interest. The additional $2,794,000 advanced on the mezzanine loan on January 15, 2016 will be added to the purchase price at closing. The buyer’s $3,000,000 deposit under the purchase contract is non-refundable. If consummated, the sale is expected to close by the end of the second quarter of 2016.

Lake Brandt, Greensboro, North Carolina – contract for sale—On January 20, 2016 the Trust entered into a contract with an independent third party to sell its residential property known as Lake Brandt Apartments for gross proceeds of $20,000,000. The Buyer’s $500,000 deposit under the contract is non-refundable. If consummated, the sale is expected to close in the second quarter of 2016. The liquidation value was $20,000,000 at December 31, 2015 and $18,610,000 at December 31, 2014.

2014 Transactions

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

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Trust also granted Marc Realty an option exercisable prior to March 1, 2016 to acquire its equity investment in Brooks Building LLC. Marc Realty exercised its option and acquired the Trust’s interest in Brooks Building LLC on September 8, 2014. The liquidation value of the investment was $5,770,000 at August 1, 2014, and the Trust received net proceeds of $5,770,000 on the sale.

Norridge—equity acquisition – On March 5, 2014, in connection with the Edens Center and Norridge Commons loan origination discussed below, the Trust acquired for $250,000 all of the issued and outstanding shares of Harlem Properties, Inc. (“Harlem”). Harlem is the entity that ultimately controls the entity that owns Norridge Commons, a retail shopping center located in Norridge, Illinois (the “Norridge Property”). The Trust, through its ownership of Harlem, has an effective 0.375% interest in the property and controls the business of the entity and all decisions affecting the entity, its policy and its management. As no other parties have significant participating rights, the Trust consolidated the Norridge Property as of March 5, 2014, the date it acquired the general partner interest.

The accompanying unaudited pro forma information for the seven months ended July 31, 2014 and the year ended December 31, 2013 is presented as if the acquisition of the Norridge Property on March 5, 2014 had occurred on January 1, 2013. This unaudited pro forma information is based upon the historical consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto. The unaudited pro forma information does not purport to represent what the actual results of operations of the Trust would have been had the above occurred. Nor do they purport to predict the results of operations of future periods.

Pro forma (unaudited)	For the Seven Months	For the Year Ended
(In thousands, except for per share data)	Ended July 31, 2014	December 31, 2013
Total revenue	$57,101	$108,333
Income (loss) from continuing operations	(2,776)	7,666
Net income attributable to Winthrop Realty Trust	12,480	24,414
Per common share data—basic	0.16	0.38
Per common share data—diluted	0.16	0.38

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

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

5400 Westheimer – sale of interest—On October 1, 2014 the Trust received $1,033,000 in full repayment of the note due from its venture that owns the property located at 5400 Westheimer Court, Houston, Texas. On October 15, 2014 the Trust sold its interest in this venture to one of the venture partners for approximately $9,690,000. The liquidation value of this investment, including the note and the Trust’s interest in the venture, was $10,777,000 at August 1, 2014.

Waterford Place Apartments – property sale—On October 16, 2014 the Trust sold its Waterford Place apartment building in Memphis, Tennessee to an independent third party for gross proceeds of $28,160,000 which equaled the liquidation value at August 1, 2014. After satisfaction of the debt and payment of closing costs, the Trust received net proceeds of approximately $15,290,000.

Kroger-Atlanta – property sale—On October 20, 2014 the Trust sold its retail property located in Atlanta, Georgia for gross proceeds of $1,500,000 and received net proceeds of approximately $1,464,000. The liquidation value of this property was $2,000,000 at August 1, 2014. The decline in value was the result of a change in the lease up assumptions for the property.

Kroger-Greensboro – property sale - On October 20, 2014 the Trust sold its retail property located in Greensboro, North Carolina for gross proceeds of $1,750,000 and received net proceeds of approximately $1,709,000. The liquidation value of this property was $2,500,000 at August 1, 2014. The decline in value was the result of a change in the lease up assumptions for the property.

Pinnacle II—loan sale - On October 22, 2014 the Trust sold its B-Note receivable which had an outstanding principal balance of $5,017,000 for net proceeds of approximately $4,967,000. The liquidation value of this investment was $4,989,000 at August 1, 2014.

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

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Sealy Northwest Atlanta – sale of interest—On December 23, 2014 the Trust sold to Sealy, its venture partner, the Trust’s interest in Sealy Northwest Atlanta for total proceeds of $5,641,000. The liquidation value of this investment was $5,692,000 at August 1, 2014.

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

8.	Loans Receivable

The Trust’s loans receivable at December 31, 2015 and 2014 are as follows (in thousands):

			Carrying Amount (1)		Contractual Maturity Date
Description	Loan Position	Stated Interest Rate at December 31, 2015	December 31, 2015	December 31, 2014
Rockwell	Mezzanine	12.0%	$—	$—	5/01/16
Churchill	Whole Loan	LIBOR + 3.75%	—	—	8/01/16
Poipu Shopping Village	B-Note	6.62%	2,769	2,804	1/06/17
Mentor Building	Whole Loan	10.0%	2,511	2,511	9/10/17
Edens Center and Norridge Commons (2)(3)	Mezzanine	N/A	—	18,690	N/A

			$5,280	$24,005

(1)	The carrying amount represents the estimated amount expected to be collected on disposition of the loan plus contractual interest receivable.
(2)	Carrying amount at December 31, 2014 includes the par amount plus the estimated amount to be collected on the participation interest of $3,000 and accrued interest of $1.
(3)	The loan was repaid in full during 2015.

The carrying amount of loans receivable at December 31, 2015 and 2014 represents the estimated amount expected to be collected on disposition of the loans and includes accrued interest of $28,000 and $218,000, respectively.

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average coupon as calculated on the par value of the Trust’s loans receivable was 7.97% and 10.55% at December 31, 2015 and 2014, respectively, and the weighted average yield to maturity as calculated on the carrying value of the Trust’s loans receivable was 13.54% and 12.78% at December 31, 2015 and 2014, respectively.

At December 31, 2015 and 2014, none of the Trust’s loans receivable were directly financed.

Loan Receivable Activity

Activity related to loans receivable is as follows (in thousands):

	Year Ended	Year Ended
	December 31, 2015	December 31, 2014
Balance at beginning of year	$24,005	$101,100
Purchase and advances	—	35,992
Interest received, net	(190)	(283)
Repayments / sale proceeds / forgiveness	(18,535)	(120,194)
Loan discount accretion	—	2,086
Discount accretion received in cash	—	(5,865)
Liquidation adjustment	—	6,071
Change in liquidation value	—	5,098

Balance at end of year	$5,280	$24,005

The following table summarizes the Trust’s interest and discount accretion income for the seven months ended July 31, 2014 and the year ended December 31, 2013 (in thousands):

	Seven Months Ended	Year Ended
	July 31, 2014	December 31, 2013
Interest on loan assets	$5,770	$14,334
Exit fee/prepayment penalty	1,787	—
Accretion of loan discount	2,086	4,121

Total interest and discount accretion	$9,643	$18,455

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

Credit Quality of Loans Receivable and Loan Losses

Prior to the adoption of the plan of liquidation, the Trust evaluated impairment on its loan portfolio on an individual basis and developed a loan grading system for all of its outstanding loans that are collateralized directly or indirectly by real estate. Grading categories included debt yield, debt service coverage ratio, length of loan, property type, loan type, and other more subjective variables that included property or collateral location, market conditions, industry conditions, and sponsor’s financial stability. Management reviewed each category and assigned an overall numeric grade for each loan to determine the loan’s risk of loss and to provide a determination as to whether an individual loan was impaired and whether a specific loan loss allowance was necessary. A loan’s grade of credit quality was determined quarterly.

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All loans with a positive score did not require a loan loss allowance. Any loan graded with a neutral score or “zero” was subject to further review of the collectability of the interest and principal based on current conditions and qualitative factors to determine if impairment was warranted. Any loan with a negative score was deemed impaired and management then would measure the specific impairment of each loan separately using the fair value of the collateral less costs to sell.

Management estimated the loan loss allowance by calculating the estimated fair value less costs to sell of the underlying collateral securing the loan based on the fair value of the underlying collateral, and comparing the fair value to the loan’s net carrying value. If the fair value was less than the net carrying value of the loan, an allowance was created with a corresponding charge to the provision for loan losses. The allowance for each loan was maintained at a level the Trust believed would be adequate to absorb losses.

Under liquidation accounting, the Trust carries its loans receivable at the estimated amount of principal payments the Trust expects to receive over the holding period of the loan. Subsequent to the adoption of the plan of liquidation, the Trust utilizes the same grading system to assess the collectability of its loan portfolio. Any change in the credit quality of the loan receivable that changes the Trust’s estimate of the amount it expects to collect will be recorded as a change to the liquidation value of its loans receivable.

The table below summarizes the Trust’s loans receivable by internal credit rating at December 31, 2015 and 2014 (in thousands, except for number of loans):

	December 31, 2015		December 31, 2014
		Liquidation		Liquidation
	Number of	Value of Loans	Number	Value of Loans
Internal Credit Quality	Loans	Receivable	of Loans	Receivable
Greater than zero	2	$5,280	3	$24,005
Equal to zero	1	—	1	—
Less than zero	1	—	1	—

	4	$5,280	5	$24,005

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

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Secured Financing Receivable

In August 2013 the Trust closed on an agreement to acquire its venture partner’s (“Elad”) 50% interest in the mezzanine lender with respect to the One South State Street, Chicago, Illinois property (“Lender LP”) for $30,000,000. In connection with the transaction, the Trust entered into an option agreement with Elad granting Elad the right, but not obligation, to repurchase the interest in the venture. The option agreement provides Elad, as the transferor, the option to unilaterally cause the return of the asset at the earlier of two years from and after August 21, 2013 or an event of default on Lender LP’s mezzanine debt. As such, Elad is able to retain control of its interest in Lender LP for financial reporting purposes as the exercise of the option is unconditional other than for the passage of time. As a result, for financial reporting purposes, the transfer of the financial asset was accounted for as a secured financing rather than an acquisition. The $30,000,000 acquisition price was recorded as a secured financing receivable. Under the going concern basis of accounting, the Trust recognized interest income on the secured financing receivable on an accrual basis in accordance with GAAP, at an annual interest rate of 15%. The Trust recorded $2,215,000 of interest income during the seven months ended July 31, 2014 and $1,386,000 during the year ended December 31, 2013.

9.	Equity Investments

Under liquidation accounting, equity investments are carried at net realizable value. The Trust’s nominal ownership percentages in its equity investments consist of the following at December 31, 2015 and December 31, 2014:

Venture Partner	Equity Investment	Nominal % Ownership at December 31, 2015	Nominal % Ownership at December 31, 2014
Elad Canada Ltd	WRT One South State Lender LP	50.0%	50.0%
Elad Canada Ltd	WRT-Elad One South State Equity LP	50.0%	50.0%
Atrium Holding	RE CDO Management LLC	50.0%	50.0%
Freed	Mentor Retail LLC	49.9%	49.9%
Inland	Concord Debt Holdings LLC	66.6%	66.6%
Inland	CDH CDO LLC	49.6%	49.6%
Marc Realty	Atrium Mall LLC	50.0%	50.0%
New Valley/Witkoff (1)	701 Seventh WRT Investor LLC	81.0%	81.0%
RS Summit Pointe (2)	RS Summit Pointe Apartments LLC	80.0%	80.0%
Serure/C&B High Line (3)	446 High Line LLC	83.6%	N/A
Freed (4)	Edens Plaza Associates LLC	N/A	<1%
Freed (2)(4)	Irving-Harlem Venture Limited	N/A	<1%
Gancar Trust (4)	Vintage Housing Holdings LLC	N/A	75.0%

(1)	The Trust’s investment in this venture provides the Trust with a 61.14% effective ownership interest in the underlying property.
(2)	Investment was previously consolidated under going concern accounting. See Note 3 “Post Plan of Liquidation” for further discussion.
(3)	Investment was reclassified as an equity investment as of December 31, 2015 due to a change in exit strategy. The investment was consolidated in previous filings. The nominal ownership percentage is based on the waterfall provision of the partnership. See Note 3 “Post Plan of Liquidation” for further discussion.
(4)	The Trust’s investment was sold or fully redeemed during the year ended December 31, 2015.

See Note 7 – Investment and Disposition Activities for information relating to 2015 activity with respect to equity investments.

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

Based on the factors noted above, the Trust concluded that each of the Marc Investments were other-than-temporarily impaired in the aggregate by $7,687,000 at December 31, 2013, when comparing each of their carrying values of $14,438,000 in the aggregate to each of their fair values of $6,751,000 in the aggregate and a corresponding impairment charge has been included in equity in income (loss) of equity investments in the Consolidated Statements of Operations and Comprehensive Income for the year then ended. The Trust separately tested the River City property for impairment and determined that the carrying value of River City was recoverable at December 31, 2013 when comparing the portion of the gross sales price attributable to the River City property to its carrying value.

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

Separate Financial Statements for Unconsolidated Subsidiaries

The Trust has determined that for the periods presented in the Trust’s financial statements, certain of its unconsolidated subsidiaries have met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X for which the Trust is required, pursuant to Rule 3-09 of Regulation S-X, to attach separate financial statements as exhibits to its Annual Report on Form 10-K as follows:

	Year(s) Determined
Entity	Significant	Exhibit
CDH CDO LLC	2013	99.1
Vintage Housing Holdings LLC	2013	99.2
701 Seventh WRT Investor LLC and subsidiaries	2015, 2013	—

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Trust was granted a waiver of the requirements to provide comparable unaudited Regulation S-X 3-09 financial statements for the year ended December 31, 2014 for its equity method joint venture investees CDH CDO LLC, Vintage Housing Holdings LLC and 701 Seventh WRT Investor LLC by the U.S. Securities and Exchange Commission. Audited financial statements for the year ended December 31, 2013 for CDH CDO LLC and Vintage Housing Holdings LLC are attached to this Form 10-K. Audited financial statements for the years ended December 31, 2015 and 2013 for 701 Seventh WRT Investor LLC will be filed as an amendment to this Form 10-K.

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

	Year Ended December 31,
	2015	2014	2013
Income Statements
Rental Revenue	$70,705	$94,432	$85,660
Interest, dividends and discount accretion	$6,874	$14,017	$40,229
Expenses	$78,165	$98,107	$93,344
Other loss	$747	$5,297	$23,188
Income (loss) from continuing operations	$(1,333)	$5,045	$9,357

	December 31, 2015	December 31, 2014
Balance Sheets
Investment in real estate	$876,400	$1,251,615
Total assets	$954,374	$1,453,983
Total debt	$693,013	$913,406
Total liabilities	$40,943	$179,224
Non controlling interests	$52,052	$88,363

The Trust had elected a one-month lag reporting period for Vintage Housing Holdings LLC, WRT-Elad One South State Equity LP and WRT-Fenway Wateridge LLC. The Trust had elected a three-month lag reporting period for 701 Seventh WRT Investor LLC.

The Trust was granted a waiver of the requirements to provide Regulation S-X 3-09 financial statements for its equity method joint venture investee WRT One South State Lender LP (“Lender LP”) by the U.S. Securities and Exchange Commission. Lender LP met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X for 2013 solely due to impairment charges recorded on other equity investments as discussed in this Note 9 and non-recurring income recorded by Lender LP in 2013.

Lender LP holds a single loan receivable with a face amount of $55,714,000 at December 31, 2015. The loan bears interest at a rate of 15% per annum, requires payments of interest only and matures December 2017. The loan was acquired at a discount to face and the discount is being accreted into income over the life of the loan.

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The balance sheets of Lender LP, on a going concern basis, are as follows (in thousands):

	December 31,
	2015	2014
Assets
Loan receivable	$50,109	$44,014
Other assets, net	6,110	5,446

Total assets	$56,219	$49,460

Liabilities and Equity
Accounts payable and accrued expenses	$2	$2
Other liabilities	—	—

Total liabilities	2	2

Equity	56,217	49,458

Total liabilities and equity	$56,219	$49,460

The statements of operations for Lender LP , on a going concern basis, are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenue
Interest income	$10,400	$10,123	$8,506
Management fee income	—	—	—

	10,400	10,123	8,506
Expenses
General and administrative	—	—	86
Other expenses	—	—	—

	—	—	86

Net income	$10,400	$10,123	$8,420

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statement of cash flows for Lender LP are as follows (in thousands):

	2015	2014	2013
Net cash provided by operating activities	$7,639	$7,865	$879
Net cash used in investing activities	$(3,998)	$—	$—
Net cash used in financing activities	$(3,641)	$(7,865)	$(5,952)
Cash and cash equivalents, end of year	$—	$—	$—
Non cash investing and financing activity
Distribution to partners	$—	$—	$(4,166)
Contribution from partners	$—	$20	$—

The Trust was granted a waiver of the requirements to provide Regulation S-X 3-09 financial statements for its equity method joint venture investee RE CDO Management LLC (“RE CDO”) by the U.S. Securities and Exchange Commission. RE CDO met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X for 2013 solely due to impairment charges recorded on other equity investments as discussed in this Note 9 and non-recurring income recorded by RE CDO in 2013.

RE CDO holds a 5.52% interest in (i) a first priority mortgage loan collateralized by land located in Las Vegas, Nevada (the “LV Land”), which loan bears interest at LIBOR plus 40% with a current pay rate of 7.5% and the balance accruing and compounding and which had an outstanding balance of $76,733,000 at December 31, 2015, and (ii) a second priority mortgage loan collateralized by the LV Land which bears interest at 10% per annum, all of which accrues, and which had an outstanding balance of $47,515,000 at December 31, 2015. The interest in the loan was acquired for $1,093,000 and RE CDO accounts for this investment on the cost recovery method.

RE CDO also holds the collateral management agreement for a collateralized debt obligation entity that holds loans and loan securities.

The balance sheets of RE CDO, on a going concern basis, are as follows (in thousands):

	December 31,
	2015	2014
Assets
Loan receivable	$965	$1,002
Other assets, net	825	869

Total assets	$1,790	$1,871

Liabilities and equity
Accounts payable and accrued expenses	$8	$12

Total liabilities	8	12

Equity	1,782	1,859

Total liabilities and equity	$1,790	$1,871

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The statements of operations for RE CDO, on a going concern basis, are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenue
Management fee income	$113	$149	$226

	113	149	226

Expenses
General and administrative	58	79	290
Other expenses	48	51	1,459

	106	130	1,749

Other income and expense
Gain on sale of assets	—	—	8,940

Net income	$7	$19	$7,417

Statement of cash flows for RE CDO are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net cash provided by (used in) operating activities	$97	$104	$(7)
Net cash provided by investing activities	$—	$—	$8,940
Net cash used in financing activities	$(84)	$(141)	$(8,993)
Cash and cash equivalents, end of year	$39	$26	$63

10.	Debt

Mortgage Loans Payable

Mortgage loans payable are carried at their contractual amounts due under liquidation accounting. The Trust had outstanding mortgage loans payable of $172,095,000 and $296,954,000 at December 31, 2015 and 2014, respectively. The mortgage loan payments of principal and interest are generally due monthly, quarterly or semi-annually and are collateralized by applicable real estate of the Trust.

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Trust’s mortgage loans payable at December 31, 2015 and 2014 are summarized as follows (in thousands):

Location of Collateral	Maturity	Spread Over LIBOR (1)		Interest Rate at December 31, 2015	December 31, 2015	December 31, 2014
Chicago, IL	Mar 2016	—		5.75%	19,104	19,491
Greensboro, NC	Aug 2016	—		6.22%	13,600	13,600
Lisle, IL	Oct 2016	Libor + 2.5%		2.93%	5,459	5,713
Stamford, CT (4)(5)	Oct 2016	Libor + 2.0%	(3)	2.69%	33,448	44,923
Houston, TX (4)(5)	Oct 2016	Libor + 2.0%	(3)	2.69%	44,319	59,524
Lisle, IL	Mar 2017	—		5.55%	5,309	5,392
Orlando, FL	Jul 2017	—		6.40%	35,668	36,347
Plantation, FL	Apr 2018	—		6.48%	10,406	10,550
Churchill, PA	Aug 2024	—		3.50%	4,782	4,918
New York, NY	N/A	Libor + 2.5%	(2)	N/A	—	51,034
Phoenix, AZ (4)(5)	N/A	—		N/A	—	22,462
Cerritos, CA (6)	N/A	—		N/A	—	23,000

					$172,095	$296,954

(1)	The one-month LIBOR rate at December 31, 2015 was 0.4295%. The one-month LIBOR rate at December 31, 2014 was 0.17125%.
(2)	The loan has a LIBOR floor of 1%. Property was deconsolidated at December 31, 2015.
(3)	The loan has an interest rate swap which effectively fixes LIBOR at 0.69%.
(4)	These properties are cross-collateralized. Proceeds from property sales go 100% to repay the mortgage loan.
(5)	A portion of the loan was satisfied during 2015 in connection with the sale of a property.
(6)	The loan was satisfied during 2015 in connection with the sale of the property.

The following table summarizes future principal repayments of mortgage loans payable as of December 31, 2015 (in thousands):

Year	Amount
2016	$117,026
2017	40,482
2018	10,242
2019	157
2020	162
Thereafter	4,026

$172,095

Notes Payable

In conjunction with the 2012 loan modification on the property located in Cerritos, California the Trust assumed a $14,500,000 B Note that bore interest at 6.6996% per annum and required monthly interest payments of approximately $12,000 with the balance of the interest accruing. The loan modification agreement provided for a participation feature whereby the B Note could be fully satisfied with proceeds from the sale of the property, after the Trust received a 9.0% priority return on its capital, during a specified time period as defined in the loan modification document. As a result of the loan modification, the B Note did not have a contractually specified settlement amount. As such, the B Note was recorded at the estimated settlement amount based on an estimated sale of the property. As discussed in Note 7 – Investment and Disposition Activities, the property was sold on September 16, 2015. No payment was due to the holder of the B Note in connection with the sale. The liquidation value of the B Note was $0 at December 31, 2014.

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Senior Notes Payable

In August 2012 the Trust issued a total $86,250,000 of its 7.75% Senior Notes (the “Senior Notes”) at an issue price of 100% of par value. The Senior Notes matured on August 15, 2022 and bore interest at the rate of 7.75% per year, payable quarterly in arrears.

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

The Trust has exposure to fluctuations in market interest rates. The Trust seeks to limit its risk to interest rate fluctuations through match financing on its assets as well as through hedging transactions. Under going concern accounting, the Trust’s derivative financial instruments were classified as other assets and other liabilities on the balance sheet. As these instruments will not be converted to cash or other consideration, derivative financial instruments have been valued at $0 as of August 1, 2014 in accordance with liquidation accounting. These financial instruments are still in place and effective as of December 31, 2015. The Trust has accrued the estimated monthly settlement amounts for its swap agreements. This amount is included in the liability for estimated costs in excess of estimated receipts during liquidation.

Under going concern accounting, the effective portion of changes in fair value of derivatives designated and that qualify as cash flow hedges was recorded in accumulated other comprehensive income and was subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change, if any, in fair value of the derivatives was recognized directly in earnings.

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designed as cash flow hedges for the seven months ended July 31, 2014 and the twelve months ended December 31, 2013, respectively (in thousands):

	2014	2013
Amount of gain (loss) recognized in accumulated other comprehensive income on interest rate derivatives (effective portion)	$(200)	$(72)

Amount of gain (loss) reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$7	$(1)

Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	$—	$—

13.	Non-controlling Interests

Under going concern accounting, consolidated joint ventures are recorded on a gross basis with an allocation of equity to non-controlling interest holders. The following transactions affecting non-controlling interests occurred prior to August 1, 2014.

Houston, Texas Operating Property – During 2013 a wholly-owned subsidiary of the Trust acquired two quarter-unit limited partner interests from non-controlling interest partners, representing 2% of Westheimer Holding LP (“Westheimer”) for an

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

aggregate purchase price of $150,000. As of July 31, 2014, the Trust owned 32% of Westheimer. The Trust accounted for these purchases as equity transactions recording the difference in the $253,000 carrying value of the acquired non-controlling interest and the purchase price as a $103,000 increase in paid-in capital. The Trust sold its interest in this property on October 15, 2014.

Chicago, Illinois Operating Property – On March 5, 2014 the Trust sold its interest in its consolidated Chicago, Illinois property known as River City which resulted in a decrease in non-controlling interest of $3,764,000.

Norridge, Illinois Operating Property – On March 5, 2014 the Trust acquired the general partner interest in the Norridge Property. The consolidation of the property resulted in an increase in non-controlling interest of $16,391,000. The Trust sold its interest in this property on October 9, 2015.

The changes in the Trust’s ownership interest in the subsidiaries impacted consolidated equity during the period as follows:

	Seven Months Ended July 31, 2014	Year Ended December 31, 2013
Net income attributable to Winthrop Realty Trust	$12,481	$28,778
Increase (decrease) in Winthrop Realty Trust paid in capital adjustments from transaction with non-controlling interests	—	103

Changes from net income attributable to Winthrop Realty Trust and transfers (to) from non-controlling interest	$12,481	$28,881

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

14.	Common Shares

The Trust’s Common Shares have a par value of $1 per share with an unlimited number of shares authorized. There were 36,425,084 Common Shares issued and outstanding at December 31, 2015 and 2014.

15.	Common Share Options

In May 2007 the Trust’s shareholders approved the Winthrop Realty Trust 2007 Long Term Incentive Plan (the “2007 Plan”) pursuant to which the Trust can issue options to acquire Common Shares and restricted share awards to its Trustees, directors and consultants. In May 2013 the Trust’s shareholders approved an amendment to the 2007 Plan increasing the number of shares issuable under the plan to 1,000,000. During 2013 the Trust issued 600,000 Restricted Shares pursuant to the plan amendment. See Note 20 – Restricted Share Grants for details on the issuance of the Restricted Shares. There are 400,000 Common Shares reserved for issuance under the 2007 Plan as of December 31, 2015. No stock options have been issued.

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Results for discontinued operations for the seven months ended July 31, 2014 and the year ended December 31, 2013 are as follows (in thousands):

	Seven Months Ended	Year Ended
	July 31, 2014	December 31, 2013
Revenues	$3,220	$13,790
Operating expenses	(1,614)	(6,572)
Depreciation and amortization	(932)	(4,632)
Interest expense	(446)	(1,915)
Impairment loss	(87)	(2,904)
Gain on sale of real estate	11,094	11,005

Income from discontinued operations	$11,235	$8,772

17.	Federal and State Income Taxes

The Trust has made no provision for regular current or deferred federal income taxes and no deferred state income taxes have been provided for on the basis that the Trust operates in a manner intended to enable it to continue to qualify as a real estate investment trust under Sections 856-860 of the Code. In order to qualify as a REIT, the Trust is generally required each year to distribute to its shareholders at least 90% of its taxable income (excluding any net capital gain). The Trust intends to comply with the foregoing minimum dividend requirements. As of December 31, 2014, the Trust has net operating loss carryforwards of approximately $9,077,000 which will expire between 2023 and 2033. The Trust does not expect to utilize any of the net operating loss carryforwards to offset 2015 taxable income. The Trust treats certain items of income and expense differently in determining net income reported for financial and tax purposes.

Certain states and localities disallow state income taxes as a deduction and exclude interest income from United States obligations when calculating taxable income. Federal and state tax calculations can differ due to differing recognition of net operating losses. Accordingly, the Trust has recorded state and local taxes of $126,000 for the seven months ended July 31, 2014 and $247,000 for the year ended December 31, 2013.

The 2014 and 2013 cash dividends per Series D Preferred Share for an individual shareholder’s income tax purposes were as follows:

	Ordinary Dividends	Capital Gains	Nontaxable Distribution	Cash Liquidating Distribution	Total Dividends Paid
2014	$—	$1.16	$—	$25.48	$26.64
2013	2.31	—	—	—	2.31

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2015, 2014 and 2013 cash dividends per Common Share for an individual shareholder’s income tax purposes were as follows:

	Ordinary Dividends	Capital Gains	Nontaxable Distribution	Cash Liquidating Distribution	Total Dividends Paid
2015	$—	$—	$—	$4.50	$4.50
2014	—	0.49	—	—	0.49
2013	0.65	—	—	—	0.65

The following table reconciles GAAP net income attributable to the Trust to taxable income (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Net income (loss) attributable to Winthrop Realty Trust	$10,310	$12,481	$28,778
Book/Tax differences from depreciation and amortization expense	(8,744)	(2,626)	9,563
Book/Tax differences of accretion of discount	—	(3,407)	(4,121)
Book/Tax differences of unrealized gains	14,500	766	(73)
Book/Tax differences on gains/losses from capital transactions	(52,270)	11,053	(14,848)
Book/Tax differences on Preferred Shares	—	—	—
Book/Tax differences for impairment losses	—	9,399	2,904
Book/Tax differences on investments in unconsolidated joint ventures	9,912	(15,611)	(17,880)
Other book/tax differences, net	3,955	(13,918)	4,194
Book/Tax differences on dividend income	122	—	—
Book/Tax differences of market discount	18,039	9,615	—
Book/Tax difference due to liquidation accounting	50,978	33,812	—

Taxable income	$46,802	$41,564	$8,517

18.	Commitments and Contingencies

In addition to the initial purchase price of certain loans and operating properties, the Trust has future funding commitments attributable to its 701 Seventh Avenue investment which total approximately $9,511,000 at December 31, 2015 with the option to fund its pro-rata share of additional capital calls in excess of the Trust’s $125,000,000 commitment. The Trust’s venture which owns the property located at 450 W 14th Street, New York, New York is subject to a ground lease which expires on June 1, 2053. As of December 31, 2015, in connection with the ground lease, the venture has commitments of $1,592,000; $1,656,000; $1,791,000; $1,844,000; $1,900,000 and $103,884,000 for the years ending December 31, 2016, 2017, 2018, 2019, 2020 and thereafter, respectively. The Trust’s venture which owns the property referred to as Atrium Mall in Chicago, Illinois is subject to a master lease with the State of Illinois which expires on September 30, 2034. As of December 31, 2015, in connection with the master lease, the venture has commitments of $440,000 for each of the years ending December 31, 2016, 2017, 2018, 2019 and 2020 and aggregate commitments of $6,047,000 thereafter. The Trust also has a ground lease related to its Orlando, Florida property which calls for ground rent of $2.00 per year through December 31, 2017 and then fair market value for each successive renewal term. The building lease requires the tenant to perform all covenants under the ground lease including the payment of ground rent.

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

See Note 19 – Related-Party Transactions for details on potential fees payable to FUR Advisors.

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

19.	Related-Party Transactions

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

Base Asset Management Fee – FUR Advisors is entitled to receive a base management fee of 1.5% of equity as defined in the Advisory Agreement and a termination fee and/or an incentive fee in accordance with the terms of the Advisory Agreement. Additionally, FUR Advisors receives a fee equal to 0.25% of any equity contributions by unaffiliated third parties to a venture managed by the Trust. Under going concern accounting, base management fees were expensed and classified as related party fees in the Consolidated Statements of Operations.

In connection with the adoption of the plan of liquidation, the Trust accrues costs it expects to incur through the end of the liquidation. In this regard, at December 31, 2015 the Trust has accrued, based on its estimates of the timing and amounts of liquidating distributions to be paid to Common Shareholders, base management fees of $5,896,000 exclusive of the $1,508,000 included in related party fees payable. This amount is included in liabilities for estimated costs in excess of estimated receipts during liquidation. Actual fees incurred may differ significantly from these estimates due to inherent uncertainty in estimating future events.

Incentive Fee / Termination Fee—The incentive fee is equal to 20% of any amounts available for distribution in excess of the threshold amount and is only payable at such time, if at all, (i) when holders of the Trust’s Common Shares receive aggregate dividends above the threshold amount or (ii) upon termination of the Advisory Agreement if the net value of the Trust’s assets exceeds the threshold amount based on then current market values and appraisals. That is, the incentive fee is not payable annually but only at such time, if at all, as shareholders have received dividends in excess of the threshold amount (set at $569,963,000 on December 31, 2014 plus an annual return thereon equal to the greater of (x) 4% or (y) the 5 year U.S. Treasury Yield plus 2.5% (such return, the “Growth Factor”) less any dividends paid from and after January 1, 2015). The incentive fee will also be payable if the Advisory Agreement is terminated, other than for cause (as defined) by the Trust or with cause by the Trust’s Advisor, and if on the date of termination the net value of the Trust’s assets exceeds the threshold amount. At December 31, 2015 the threshold amount required to be distributed before any incentive fee would be payable to FUR Advisors was $427,686,000, which was equivalent to $11.94 per Common Share. At December 31, 2015, based on the Trust’s estimate of liquidating distributions, it is estimated that the Advisor would be entitled to an incentive fee of $15,305,000 in connection with the liquidation. This amount has been accrued and is included in liabilities for estimated costs in excess of estimated receipts during liquidation.

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

With respect to the termination fee, it is only payable if there is (i) a termination of the Advisory Agreement for any reason other than for cause (as defined) by the Trust or with cause by the Trust’s Advisor, (ii) a disposition of all or substantially all of the Trust’s assets, or (iii) an election by the Trust to orderly liquidate the Trust’s assets. The termination fee, if payable, is equal to the lesser of (i) the base management fee paid to the Trust’s Advisor for the prior twelve month period or (ii) either (x) in the case of a termination of the Advisory Agreement, 20% of the positive difference, if any between (A) the appraised net asset value of the Trust’s assets at the date of termination and (B) the threshold amount less $104,980,000, or (y) in the case of a disposition or liquidation, 20% of any dividends paid on account of the Trust’s Common Shares at such time as the threshold amount is reduced to $104,980,000, which, based on current estimates, will be achieved at such time as additional liquidating distributions of approximately $9.01 per Common Share in excess of the Growth Factor have been paid. For example, if the Trust had been liquidated at January 1, 2016, the termination fee would only have been payable if additional liquidating distributions of approximately $9.01 per Common Share had been paid, and then only until the total termination fee paid would have equaled $9,496,000 (the base management fee for the twelve months prior to the approved plan of liquidation), which amount would be achieved when total additional liquidating distributions paid per Common Share equaled approximately $10.05. At December 31, 2015 it is estimated that the Advisor will be entitled to a termination fee of $9,496,000 in connection with the liquidation. This amount has been accrued and is included in liabilities for estimated costs in excess of estimated receipts during liquidation.

Property Management and Construction Management—Winthrop Management LP (“Winthrop Management”), an affiliate of FUR Advisors and the Trust’s executive officers, assumed property management responsibilities for various properties owned by the Trust. Winthrop Management receives a property management fee and construction management fee pursuant to the terms of individual property management agreements. Prior to the adoption of the plan of liquidation, property management fees were expensed and classified as property operating expenses and construction management fees were capitalized in accordance with GAAP.

On September 1, 2015 the Operating Partnership entered into a services agreement with Winthrop Management whereby the Operating Partnership will now perform leasing services to certain properties. The agreement will result in a net reduction in property management fees paid by the Trust.

The following table sets forth the fees and reimbursements paid by the Trust for the years ended December 31, 2015, 2014 and 2013 to FUR Advisors and Winthrop Management (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Base Asset Management Fee (1)	$6,367	$9,040	$9,289
Property Management Fee	974	1,394	1,226
Construction Management Fee	130	378	397

	$7,471	$10,812	$10,912

(1)	Includes fees on third party contributions of $27, $21 and $100 for the years ended December 31, 2015, 2014 and 2013, respectively.

At December 31, 2015, $1,508,000 payable to FUR Advisors and $333,000 payable to Winthrop Management were included in related party fees payable.

20.	Restricted Share Grants

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

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with the adoption of the plan of liquidation, the Trust’s compensation committee has authorized amendments to the grant agreement to provide for an early expiration of the Forfeiture Period which now expires on May 5, 2016 and the reissuance of forfeited shares. In this regard, 10,000 Restricted Shares, which had previously been forfeited, were issued on September 5, 2014. Additionally, the Trust’s compensation committee agreed to fully vest 8,750 Restricted Shares held by non-executive officers whose employment was terminated in connection with the plan of liquidation. As a result, there were 591,250 Restricted Shares issued and outstanding at December 31, 2015.

21.	Future Minimum Lease Payments

Future minimum lease payments scheduled to be received under non-cancellable operating leases are as follows (amounts in thousands):

Year	Amount
2016	$13,316
2017	12,978
2018	7,074
2019	5,167
2020	3,713
Thereafter	8,129

$50,377

Siemens Real Estate, the Tenant at the Trust’s property in Orlando, Florida, represented more than 10% of the base rental revenues of the Trust for the year ended December 31, 2015 contributing approximately 24.7%. This tenant represented approximately 18.8% of the total rentable square footage of the consolidated operating portfolio. The Trust had no tenants representing more than 10% of the base rental revenues of the Trust for the year ended December 31, 2014.

Under going concern accounting, these revenues are reported in the operating properties business segment.

22.	Reportable Segments

The FASB guidance on segment reporting establishes standards for the way that public business enterprises report information about reportable segments in financial statements and requires that those enterprises report selected financial information about reportable segments in financial reports issued to shareholders.

Prior to the approval of the plan of liquidation, based on the Trust’s method of internal reporting, management determined that it had three reportable segments: (i) the ownership of operating properties; (ii) the origination and acquisition of loans and debt securities secured directly or indirectly by commercial and multi-family real property – collectively, loan assets; and (iii) the ownership of equity and debt securities in other REITs – REIT securities. Subsequent to the adoption of the plan of liquidation, the Trust no longer makes operating decisions or assess performance in separate segments. Accordingly, the Trust has only one reporting and operating segment subsequent to July 31, 2014.

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The operating properties segment included all of the Trust’s wholly and partially owned operating properties. The loan assets segment included all of the Trust’s activities related to real estate loans including loans receivable, loan securities and equity investments in loan related entities. The REIT securities segment included all of the Trust’s activities related to the ownership of securities in other publicly traded real estate companies. In addition to its three reportable segments, the Trust reported non-segment specific income and expense under corporate income (expense).

The Trust defined operating income for each segment presented as all items of income and expense directly derived from or incurred by each reportable segment before depreciation, amortization, interest expense and other non-recurring non-operating items. Interest on cash reserves, general and administrative expenses and other non-segment specific income and expense items were reported under corporate income (expense).

The following table presents a summary of revenues from operating properties, loan assets and REIT securities and expenses incurred by each segment for the seven months ended July 31, 2014 and the year ended December 31, 2013 (in thousands):

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Seven Months Ended	Year Ended
	July 31, 2014	December 31, 2013
Operating Properties
Rents and reimbursements	$46,313	$51,865
Operating expenses	(17,127)	(17,769)
Real estate taxes	(5,379)	(4,926)
Equity in income of preferred equity investment in Fenway—Wateridge	17	613
Equity in income of preferred equity investment in Vintage Housing Holdings	565	—
Equity in income (loss) of Marc Realty investments	(19)	(284)
Equity in loss of Sealy Northwest Atlanta	(288)	(469)
Equity in income of Vintage Housing Holdings	4,287	9,174
Equity in income of WRT-Elad	2,927	1,315
Equity in income of Mentor Retail	43	84
Equity in income of 701 Seventh Avenue	4,393	3,424
Equity in income of Fenway—Wateridge	142	183
Equity in income (loss) of Atrium Mall	7	(90)
Equity in loss of Edens Plaza Associates	(1)	—

Operating properties operating income	35,880	43,120
Depreciation and amortization expense	(15,957)	(17,275)
Interest expense	(9,323)	(13,157)
Impairment loss on investments in real estate	(9,200)	—
Impairment loss on equity investments	(2,422)	(7,687)
Settlement expense	—	(411)

Operating properties net income (loss)	(1,022)	4,590

Loan Assets
Interest income	7,557	14,334
Discount accretion	2,086	4,121
Equity in income of Concord Debt Holdings	547	3,072
Equity in income of CDH CDO	1,065	1,033
Equity in income (loss) of Concord Debt Holdings (1)	87	64
Equity in income (loss) of CDH CDO (1)	1,326	4,926
Equity in loss of ROIC Lakeside Eagle	(20)	(25)
Equity in income of RE CDO Management	7	3,709
Equity in (loss) income of SoCal Office Loan Portfolio	—	(2)
Equity in income of WRT-Stamford	541	930
Equity in income of 10 Metrotech	—	3,284
Unrealized gain on loan securities carried at fair value	—	215

Loan assets operating income	13,196	35,661
General and administrative expense	(223)	(44)
Interest expense	(121)	(1,898)
Provision for loss on loans receivable	—	(348)

Loan assets net income	12,852	33,371

REIT Securities
Gain on sale of securities carried at fair value	2	742
Unrealized gain (loss) on securities carried at fair value	—	(142)

REIT securities net income	2	600

Net Income from segments before corporate income (expense)	11,832	38,561
Reconciliations to GAAP Net Income:
Corporate Income (Expense)
Interest and other income	244	375
General and administrative	(4,060)	(4,312)
Related party fees	(5,548)	(9,289)
Transaction costs	(586)	(1,885)
Interest expense	(3,950)	(7,310)
Loss on extinguishment of debt	(564)	—
Federal, state and local taxes	60	(424)

Income (loss) from continuing operations before non-controlling interest attributable to Winthrop Realty Trust	(2,572)	15,716
Income from discontinued operations attributable to Winthrop Realty Trust	11,235	8,772
Non-controlling interest	3,818	4,290

Net income attributable to Winthrop Realty Trust	$12,481	$28,778

WINTHROP REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.	Variable Interest Entities

Consolidated Variable Interest Entities

Under going concern accounting, consolidated variable interest entities are those where the Trust is the primary beneficiary of a variable interest entity (“VIE”). The primary beneficiary is the party that has a controlling financial interest in the VIE, which is defined by the entity having both of the following characteristics: 1) the power to direct the activities that, when taken together, most significantly impact the VIE’s economic performance, and 2) the obligation to absorb losses or the right to receive the returns from the VIE that could be significant to the VIE. At July 31, 2014 the Trust had identified two consolidated variable interest entities: its Cerritos, California office property and 1515 Market Street, its office property located in Philadelphia, Pennsylvania. The 1515 Market Street property was sold on December 2, 2014. The Cerritos, California property was sold on September 16, 2015.

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

The following is an unaudited condensed summary of the results of operations by quarter for the seven months ended July 31, 2014. The Trust believes all adjustments (consisting of normal recurring accruals) necessary to present fairly such interim combined results in conformity with accounting principles generally accepted in the United States of America have been included.

	Quarters Ended
(In thousands, except per-share data)	March 31	June 30	July 31
2014
Revenues	$24,560	$22,917	$8,479

Net income (loss) attributable to Winthrop Realty Trust	$641	$8,962	$2,879

Net income (loss) applicable to Common Shares	$(2,242)	$6,079	$1,939

Per share
Net income (loss) applicable to Common Shares, basic	$(0.06)	$0.17	$0.05

Net income (loss) applicable to Common Shares, diluted	$(0.06)	$0.17	$0.05

25.	Subsequent Events

The Trust has performed an evaluation of subsequent events through the date of issuance of the consolidated financial statements and noted no items requiring adjustments of the consolidated financial statements or additional disclosures.

WINTHROP REALTY TRUST

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation	of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2015. Based on such evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Trust’s disclosure controls and procedures are effective.

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

As of December 31, 2015 the Trust’s management conducted an assessment of the effectiveness of the Trust’s internal control over financial reporting. The Trust’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013) in “Internal Control—Integrated Framework.” Based on that assessment and those criteria, we concluded that our internal control over financial reporting is effective as of December 31, 2015.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in this Form 10-K.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting during our last fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None

WINTHROP REALTY TRUST

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about Trustees of the Trust may be found under the caption “Election of Trustees” presented in our Proxy Statement for the Annual Meeting of Shareholders, expected to be held in May 2016, which we refer to as the Proxy Statement. That information is incorporated herein by reference.

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

WINTHROP REALTY TRUST

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statement Schedules.

(1) Financial Statements:

Report of Independent Registered Public Accounting Firm on page 43 of Item 8.

Management’s Report on Internal Control over Financial Reporting on page 89 of Item 9A.

Consolidated Statements of Net Assets (Liquidation Basis)—December 31, 2015 and 2014 on page 44 of Item 8.

Consolidated Statements of Changes in Net Assets (Liquidation Basis) – Year Ended December 31, 2015 and the

Five Months Ended December 31, 2014 on page 45 of Item 8.

Consolidated Statements of Operations and Comprehensive Income (Going Concern Basis)—For the Seven Months Ended

July 31, 2014 and the Year Ended December 31, 2013 on page 46 of Item 8.

Consolidated Statements of Equity (Going Concern Basis)—For the Seven Months Ended July 31, 2014 and the Year Ended December 31, 2013 on page 47 of Item 8.

Consolidated Statements of Cash Flows (Going Concern Basis)—For the Seven Months Ended July 31, 2014 and the Year Ended December 31, 2013 on pages 48 and 49 of Item 8.

Notes to Consolidated Financial Statements on pages 50 through 88 of Item 8.

(2) Financial Statement Schedules:

Schedule III – Real Estate and Accumulated Depreciation.

Schedule IV – Mortgage Loans on Real Estate

All Schedules, other than III and IV, are omitted, as the information is not required or is otherwise furnished.

The Trust’s unconsolidated joint venture, 701 Seventh WRT Investors LLC, meets the definition of a significant subsidiary under S-X 210.1-02(w) and financial statements for this entity will be filed as an amendment to the Form 10-K.

(b) Exhibits.

The exhibits listed on the Exhibit Index on page 96 are filed as a part of this Report or incorporated by reference.

WINTHROP REALTY TRUST

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTHROP REALTY TRUST

Dated: March 2, 2016	By:	/s/ Michael L. Ashner
Michael L. Ashner
Chief Executive Officer

Dated: March 2, 2016	By:	/s/ John A. Garilli
John A. Garilli
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael L. Ashner	Trustee	March 2, 2016

/s/ Carolyn Tiffany	Trustee	March 2, 2016

Arthur Blasberg, Jr.
Howard Goldberg
Thomas McWilliams
Lee Seidler
Steven Zalkind

By: /s/ Carolyn Tiffany	Trustee	March 2, 2016
Carolyn Tiffany,
as attorney-in-fact

WINTHROP REALTY TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

At December 31, 2015

(amounts in thousands)

				Initial Cost to Company		Gross Amounts at Which Carried at Close of Period
					Building and		Building and	Accumulated	Net Liquidation		Date
	Location		Encumbrance	Land	Improvements	Land	Improvements	Depreciation (2)	Adjustment (1)	Total	Acquired	Life
Office	Orlando	FL	$35,668	$—	$17,248	$—	$17,290	$(4,196)		$13,094	11/2004	40 yrs
Office	Plantation	FL	10,406	—	8,915	4,000	8,935	(2,169)		10,766	11/2004	40 yrs
Office	Chicago	IL	19,104	—	23,635	—	28,326	(6,280)		22,046	10/2005	40 yrs
Office	Lisle	IL	5,459	3,774	16,371	3,774	8,576	(806)		11,544	2/2006	40 yrs
Office	Lisle	IL	5,309	780	2,803	780	3,492	(690)		3,582	2/2006	40 yrs
Other	Jacksonville	FL	—	2,166	8,684	2,166	10,305	(715)		11,756	11/2004	40 yrs
Other	Churchill	PA	4,782	—	23,834	—	9,705	(4,301)		5,404	11/2004	40 yrs
Other	Greensboro	NC	13,600	1,961	16,482	1,952	16,643	(1,152)		17,443	11/2012	40 yrs
Other	Stamford	CT	33,448	5,707	73,460	5,707	73,557	(1,414)		77,850	10/2013	40 yrs
Other	Houston	TX	44,319	16,167	88,769	16,167	89,844	(1,861)		104,150	10/2013	40 yrs
	Net Liquidation Adjustment (1)								76,227	76,227

	Total		$172,095	$30,555	$280,201	$34,546	$266,673	$(23,584)	$76,227	$353,862

The changes in total real estate for the period January 1, 2015 thru December 31, 2015 are as follows:

Balance as of January 1, 2015	$557,325,000
Capital expenditures	3,632,000
Liquidation adjustment, net	(12,580,000)
Deconsolidation of property	(113,949,000)
Disposals	(80,566,000)

Balance as of December 31, 2015 (liquidation basis)	$353,862,000

(1)	Under the liquidation basis of accounting, real estate holdings are now carried at their estimated net realizable values. As a result, the net liquidation adjustment is the net adjustment that the Trust has made to the carrying value of the properties in order to reflect their liquidation values.
(2)	Depreciation expense will not be recorded subsequent to July 31, 2014 as a result of the adoption of the plan of liquidation.

The aggregate cost of the properties for federal income tax purposes was approximately $248,382.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

(amounts in thousands)

The following is a reconciliation of real estate assets and accumulated depreciation:

	Year Ended December 31,
	2015	2014	2013
Real Estate
Balance at beginning of period	$587,952	$670,868	$421,989
Additions during the period:
Other acquisitions	—	55,923	258,153
Improvements, etc.	3,632	10,273	6,165
Liquidation adjustment	(12,580)	166,603	—
Other additions	—	—	41,967
Deductions during this period:
Cost of real estate sold	(82,793)	(99,679)	(27,974)
Other deductions	—	—	—
Asset impairments	—	(9,287)	(2,799)
Deconsolidation of property	(118,765)	(140,491)	—
Disposal of fully amortized assets	—	(5,293)	(1,082)
Transfer of discontinued operations	—	(60,965)	(25,551)

Balance at end of period	$377,446	$587,952	$670,868

Accumulated Depreciation
Balance at beginning of period	$30,627	$56,448	$51,553
Additions charged to operating expenses		10,595	13,671
Disposal of properties	(2,227)	(5,268)	(4,946)
Deconsolidation of property	(4,816)	(16,017)	—
Transfer (to) from discontinued operations, net (1)	—	(9,838)	(2,748)
Disposal of fully amortized assets	—	(5,293)	(1,082)

Balance at end of period	$23,584	$30,627	$56,448

(1)	In 2014, the Englewood, Colorado; Chicago, Illinois (River City); Louisville, Kentucky; and Amherst, New York properties were placed into discontinued operations. In 2013, the Deer Valley, Arizona; Meriden, Connecticut; Lisle, Illinois; Andover, Massachusetts; Denton, Texas and Seabrook, Texas properties were placed into discontinued operations.

Schedule IV

Mortgage Loans on Real Estate

December 31, 2015

(Amounts in thousands)

Type of Loan	Location	Interest Rate	Contractual Maturity Date	Periodic Payment Terms	Senior Liens	Face Value	Outstanding Principal	Carrying Amount (1)
Whole Loan	Chicago, IL	10.0%	09/10/17	Interest Only	—	$2,497	$2,497	$2,511
B-Note Other	Kauai, HI	6.618%	01/06/17	Amortizing	27,896	2,756	2,756	2,769
Mezzanine	Shirley, NY	12.0%	05/01/16	Interest Only	16,194	1,486	1,486	—
Whole Loan	Churchill, PA	LIBOR + 3.75%	08/01/16	Interest Only	—	333	333	—

						$7,072	$7,072	$5,280

(1)	Carrying amount represents the estimated amount expected to be collected on disposition of the loan, plus contractual interest receivable at December 31, 2015.

Reconciliation of Mortgage Loans on Real Estate:

The following table reconciles Mortgage Loans for the years ended December 31, 2015, 2014 and 2013.

	2015	2014	2013
Balance at January 1	$24,005	$101,100	$211,250
Purchase and advances	—	35,992	22,314
Interest received, net	(190)	(283)	(514)
Repayments / Sale Proceeds	(18,535)	(120,194)	(75,407)
Loan accretion	—	2,086	4,121
Discount accretion received in cash	—	(5,865)	(37)
Liquidation adjustment	—	6,071	—
Change in liquidation value	—	5,098	—
Elimination of 1515 Market Street in consolidation	—	—	(60,279)
Provision for loss on loans receivable	—	—	(348)

Balance at December 31	$5,280	$24,005	$101,100

EXHIBIT INDEX

Exhibit	Description	Page Number

3.1	Second Amended and Restated Declaration of Trust as of May 21, 2009 - Incorporated by reference to Exhibit 3.1 to the Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2009.	-

3.2	By-laws of Winthrop Realty Trust as amended and restated on November 3, 2009 - Incorporated by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed November 6, 2009.	-

3.3	Amendment to By-laws - Incorporated by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed March 6, 2010.	-

4.1	Form of certificate for Common Shares of Beneficial Interest - Incorporated by reference to Exhibit 4.1 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008.	-

4.2	Agreement of Limited Partnership of WRT Realty L.P., dated as of January 1, 2005 - Incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed January 4, 2005.	-

4.3	Amendment No. 1 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of December 1, 2005 - Incorporated by reference to Exhibit 4.4 to the Trust’s Form 10-K filed March 15, 2012.	-

4.4	Amendment No. 2 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of November 28, 2011 – Incorporated by reference to the Trust’s Current Report on Form 8-K filed November 28, 2011.	-

4.5	Amendment No. 3 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of March 23, 2012 – Incorporated by reference to the Trust’s Current Report on Form 8-K filed March 23, 2012.	-

4.6	Amended and Restated Certificate of Designations of 9.25% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest - Incorporated by reference to the Trust’s Current Report on Form 8-K filed March 23, 2012.	-

4.7	Form of Specimen Certificate for the 9.25% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest - Incorporated by reference to Exhibit 4.2 to Trust’s Form 8-A filed with the Securities and Exchange Commission on November 23, 2011.	-

10.1	Stock Purchase Agreement between the Trust and FUR Investors, LLC, dated as of November 26, 2003, including Annex A thereto, being the list of Conditions to the Offer - Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed December 1, 2003.	-

10.2	Third Amended and Restated Advisory Agreement dated February 1, 2013, between the Trust, WRT Realty L.P. and FUR Advisors LLC - Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed February 4, 2013.	-

10.3	Exclusivity Services Agreement between the Trust and Michael L. Ashner - Incorporated by reference to Exhibit 10.4 to the Trust’s Current Report on Form 8-K filed December 1, 2003.	-

EXHIBIT INDEX

10.4	Amendment No. 1 to Exclusivity Agreement, dated November 7, 2005—Incorporated by reference to Exhibit 10.7 to the Trust’s Current Report on Form 8-K filed November 10, 2005.	-

10.5	Amendment No. 2 to Exclusivity Agreement, dated February 1, 2013—Incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed February 4, 2013.	-

10.6	Covenant Agreement between the Trust and FUR Investors, LLC—Incorporated by reference to Exhibit 10.5 to the Trust’s Current Report on Form 8-K filed December 1, 2003.	-

10.7	Amendment No. 1 to Covenant Agreement, dated February 4, 2013—Incorporated by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K filed February 4, 2013.	-

10.8	Winthrop Realty Trust 2007 Long Term Stock Incentive Plan—Incorporated by reference to the Trust’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 30, 2007.	-

10.9	Restricted Share Award Agreement, dated February 1, 2013, between Winthrop Realty Trust and Michael L. Ashner—Incorporated by reference to Exhibit 10.4 to the Trust’s Current Report on Form 8-K filed February 4, 2013.	-

10.10	Restricted Share Award Agreement, dated February 1, 2013, between Winthrop Realty Trust and Carolyn Tiffany—Incorporated by reference to Exhibit 10.4 to the Trust’s Current Report on Form 8-K filed February 4, 2013.	-

21	List of Subsidiaries	*

23.1	Consent of Independent Registered Accounting Firm – PricewaterhouseCoopers LLP	*

23.2	Consent of Independent Registered Accounting Firm – KPMG LLP (CDH CDO LLC financials)	*

23.3	Consent of Independent Registered Accounting Firm – Pricewaterhouse Coopers LLP (Vintage Housing Holdings LLC Financials)	*

24	Power of Attorney	*

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

99.1	Consolidated Financial Statements of CDH CDO LLC	*

99.2	Consolidated Financial Statements of Vintage Housing Holdings, LLC	*

101.INS	XBRL Report Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Calculation Linkbase Document	*

101.LAB	XBRL Taxonomy Label Linkbase Document	*

101.PRE	XBRL Presentation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

*	filed herewith