Form 10-K/A
period 2015-12-31
Winthrop Realty Trust
filed 2016-03-30
CIK 37008

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

EXPLANATORY PARAGRAPH

This Form 10-K/A (Amendment No.1) is being filed solely for the purpose of attaching as Exhibit 99.3 the audited financial statements of 701 Seventh WRT Investor LLC as required by Rule 3-09 of Regulation S-X and to amend the Exhibit Index accordingly. This Form 10-K/A (Amendment No. 1) has not been updated for events or information subsequent to the date of filing of the original Form 10-K for the year ended December 31, 2015 (the “Original 10-K”). Accordingly, this Form 10-K/A (Amendment No. 1) should be read in conjunction with the Original 10-K and the registrant’s other filings with the Securities and Exchange Commission. Except as described above, no other changes have been made in this Amendment to modify or update the other disclosures presented in the Original 10-K.

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statement Schedules.

(1) Financial Statements:

The following documents were filed as a part of the Original 10-K:

Report of Independent Registered Public Accounting Firm.

Management’s Report on Internal Control over Financial Reporting.

Consolidated Statements of Net Assets (Liquidation Basis) - December 31, 2015 and 2014.

Consolidated Statements of Changes in Net Assets (Liquidation Basis) – Year Ended December 31, 2015 and the Five Months Ended December 31, 2014.

Consolidated Statements of Operations and Comprehensive Income (Going Concern Basis) - For the Seven Months Ended July 31, 2014 and the Year Ended December 31, 2013.

Consolidated Statements of Equity (Going Concern Basis) - For the Seven Months Ended July 31, 2014 and the Year Ended December 31, 2013.

Consolidated Statements of Cash Flows (Going Concern Basis) - For the Seven Months Ended July 31, 2014 and the Year Ended December 31, 2013.

Notes to Consolidated Financial Statements.

(2) Financial Statement Schedules:

The following financial statement schedules were filed as part of the Original 10-K and should be read in conjunction with the Consolidated Financial Statements of the Registrant:

Schedule III - Real Estate and Accumulated Depreciation.

Schedule IV – Mortgage Loans on Real Estate.

All Schedules, other than III and IV, are omitted, as the information is not required or is otherwise furnished.

The Trust’s unconsolidated joint venture, 701 Seventh WRT Investor LLC, meets the definition of a significant subsidiary under S-X 210.1-02(w) and financial statements for this entity are filed as part of this Form 10-K/A Amendment No. 1.

(b) Exhibits.

The exhibits listed on the Exhibit Index are filed as a part of this Report or incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Winthrop Realty Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTHROP REALTY TRUST

Dated: March 30, 2016	By:	/s/ Michael L. Ashner
Michael L. Ashner
Chief Executive Officer

Dated: March 30, 2016	By:	/s/ John A. Garilli
John A. Garilli
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description	Page Number

3.1	Second Amended and Restated Declaration of Trust as of May 21, 2009 - Incorporated by reference to Exhibit 3.1 to the Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2009.	-

3.2	By-laws of Winthrop Realty Trust as amended and restated on November 3, 2009 - Incorporated by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed November 6, 2009.	-

3.3	Amendment to By-laws - Incorporated by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed March 6, 2010.	-

4.1	Form of certificate for Common Shares of Beneficial Interest - Incorporated by reference to Exhibit 4.1 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008.	-

4.2	Agreement of Limited Partnership of WRT Realty L.P., dated as of January 1, 2005 - Incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed January 4, 2005.	-

4.3	Amendment No. 1 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of December 1, 2005 - Incorporated by reference to Exhibit 4.4 to the Trust’s Form 10-K filed March 15, 2012.	-

4.4	Amendment No. 2 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of November 28, 2011 – Incorporated by reference to the Trust’s Current Report on Form 8-K filed November 28, 2011.	-

4.5	Amendment No. 3 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of March 23, 2012 – Incorporated by reference to the Trust’s Current Report on Form 8-K filed March 23, 2012.	-

4.6	Amended and Restated Certificate of Designations of 9.25% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest - Incorporated by reference to the Trust’s Current Report on Form 8-K filed March 23, 2012.	-

4.7	Form of Specimen Certificate for the 9.25% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest - Incorporated by reference to Exhibit 4.2 to Trust’s Form 8-A filed with the Securities and Exchange Commission on November 23, 2011.	-

10.1	Stock Purchase Agreement between the Trust and FUR Investors, LLC, dated as of November 26, 2003, including Annex A thereto, being the list of Conditions to the Offer - Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed December 1, 2003.	-

10.2	Third Amended and Restated Advisory Agreement dated February 1, 2013, between the Trust, WRT Realty L.P. and FUR Advisors LLC - Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed February 4, 2013.	-

10.3	Exclusivity Services Agreement between the Trust and Michael L. Ashner - Incorporated by reference to Exhibit 10.4 to the Trust’s Current Report on Form 8-K filed December 1, 2003.	-

10.4	Amendment No. 1 to Exclusivity Agreement, dated November 7, 2005 - Incorporated by reference to Exhibit 10.7 to the Trust’s Current Report on Form 8-K filed November 10, 2005.	-

EXHIBIT INDEX

10.5	Amendment No. 2 to Exclusivity Agreement, dated February 1, 2013 - Incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed February 4, 2013.	-

10.6	Covenant Agreement between the Trust and FUR Investors, LLC - Incorporated by reference to Exhibit 10.5 to the Trust’s Current Report on Form 8-K filed December 1, 2003.	-

10.7	Amendment No. 1 to Covenant Agreement, dated February 4, 2013 - Incorporated by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K filed February 4, 2013.	-

10.8	Winthrop Realty Trust 2007 Long Term Stock Incentive Plan - Incorporated by reference to the Trust’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 30, 2007.	-

10.9	Restricted Share Award Agreement, dated February 1, 2013, between Winthrop Realty Trust and Michael L. Ashner - Incorporated by reference to Exhibit 10.4 to the Trust’s Current Report on Form 8-K filed February 4, 2013.	-

10.10	Restricted Share Award Agreement, dated February 1, 2013, between Winthrop Realty Trust and Carolyn Tiffany - Incorporated by reference to Exhibit 10.4 to the Trust’s Current Report on Form 8-K filed February 4, 2013.	-

21	List of Subsidiaries	#

23.1	Consent of Independent Registered Accounting Firm – PricewaterhouseCoopers LLP	#

23.2	Consent of Independent Registered Accounting Firm – KPMG LLP (CDH CDO LLC financials)	#

23.3	Consent of Independent Registered Accounting Firm – Pricewaterhouse Coopers LLP (Vintage Housing Holdings LLC Financials)	#

23.4	Consent of Independent Registered Accounting Firm – WeiserMazars LLP (701 Seventh WRT Investor LLC and Subsidiaries financials)	*

24	Power of Attorney	#

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

99.1	Consolidated Financial Statements of CDH CDO LLC	#

99.2	Consolidated Financial Statements of Vintage Housing Holdings, LLC	#

99.3	Consolidated Financial Statements of 701 Seventh WRT Investor LLC and subsidiaries	*

101.INS	XBRL Report Instance Document	#

101.SCH	XBRL Taxonomy Extension Schema Document	#

101.CAL	XBRL Taxonomy Calculation Linkbase Document	#

101.LAB	XBRL Taxonomy Label Linkbase Document	#

101.PRE	XBRL Presentation Linkbase Document	#

EXHIBIT INDEX

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	#

*	filed herewith
#	Previously filed with the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2016; File No. 001-06249.