Form 10-Q
period 2016-03-31
Winthrop Realty Trust
filed 2016-05-06
CIK 37008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2016

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

As of May 1, 2016 there were 36,425,084 Common Shares of Beneficial Interest outstanding.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2016

(Unaudited)

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2016

CONSOLIDATED STATEMENTS OF NET ASSETS

(Liquidation Basis)

(unaudited, in thousands)

	March 31,	December 31,
	2016	2015
ASSETS
Investments in real estate	$348,770	$353,862
Equity investments	330,334	327,738
Cash and cash equivalents	18,103	21,128
Restricted cash held in escrows	7,487	6,603
Loans receivable	5,271	5,280
Secured financing receivable	29,320	28,928
Accounts receivable	837	2,090

TOTAL ASSETS	740,122	745,629
LIABILITIES
Mortgage loans payable	171,753	172,095
Liability for non-controlling interests	18,142	17,796
Liability for estimated costs in excess of estimated receipts during liquidation	28,417	29,297
Dividends payable	1,822	1,822
Accounts payable, accrued liabilities and other liabilities	5,717	6,382
Related party fees payable	1,572	1,841

TOTAL LIABILITIES	227,423	229,233

COMMITMENTS AND CONTINGENCIES
Net assets in liquidation	$512,699	$516,396

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2016

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Liquidation Basis)

(unaudited, in thousands)

	Three Months	Three Months
	Ended	Ended
	March 31, 2016	March 31, 2015
Net assets in liquidation, beginning of period	$516,396	$594,704
Changes in net assets in liquidation
Change in liquidation value of investments in real estate	(7,592)	3,975
Change in liquidation value of loan securities	—	(918)
Change in liquidation value of equity investments	1,775	2,733
Remeasurement of assets and liabilities	2,544	(3,724)
Remeasurement of non-controlling interests	(424)	400

Changes in net assets in liquidation	(3,697)	2,466

Net assets in liquidation, end of period	$512,699	$597,170

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2016

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

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

3.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated interim financial statements represent the consolidated results of Winthrop, its wholly-owned taxable REIT subsidiary, WRT-TRS Management Corp., the Operating Partnership and all consolidated subsidiaries as discussed below under Liquidation Basis of Accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, although management believes that the disclosures presented herein are adequate to make the accompanying unaudited consolidated interim financial statements not misleading. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated annual financial statements and the notes thereto included in Winthrop’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC. In the opinion of management, all adjustments considered necessary for fair statements have been included, and all such adjustments were of a normal recurring nature. The results of operations for the interim periods were not necessarily indicative of the operating results for the full year.

Liquidation Basis of Accounting

As a result of the approval of the plan of liquidation by the shareholders, the Trust was required to adopt the liquidation basis of accounting as of August 1, 2014 and for the periods subsequent to August 1, 2014 in accordance with GAAP. Accordingly, on August 1, 2014 assets were adjusted to their estimated net realizable value, or liquidation value, which represents the estimated amount of cash that the Trust will collect on disposal of assets as it carries out its plan of liquidation. The liquidation value of the Trust’s operating properties and loan assets are presented on an undiscounted basis. Estimated costs to dispose of assets have been presented separately from the related assets. Liabilities are carried at their contractual amounts due or estimated settlement amounts.

The Trust accrues costs and income that it expects to incur and earn through the end of liquidation to the extent it has a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statements of Net Assets. Actual costs and income may differ from amounts reflected in the financial statements because of inherent uncertainty in estimating future events. These differences may be material. See Note 4 for further discussion. Actual costs incurred but unpaid as of March 31, 2016 are included in accounts payable, accrued liabilities and other liabilities on the Consolidated Statements of Net Assets.

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

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The change in the liability for estimated costs in excess of estimated receipts during liquidation from December 31, 2015 through March 31, 2016 is as follows (in thousands):

			Remeasurement
		Cash Payments	of Assets and
	December 31, 2015	(Receipts)	Liabilities	March 31, 2016
Assets:
Estimated net inflows from investments in real estate, loans receivable and secured financing receivable	$10,523	$(3,561)	$768	$7,730
Liabilities:
Sales costs	(5,986)	—	241	(5,745)
Corporate expenditures	(33,834)	1,897	1,535	(30,402)

	(39,820)	1,897	1,776	(36,147)

Total liability for estimated costs in excess of estimated receipts during liquidation	$(29,297)	$(1,664)	$2,544	$(28,417)

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The change in the liability for estimated costs in excess of estimated receipts during liquidation from December 31, 2014 to March 31, 2015 is as follows (in thousands):

			Remeasurement
		Cash Payments	of Assets and
	December 31, 2014	(Receipts)	Liabilities	March 31, 2015
Assets:
Estimated net inflows from investments in real estate, loans receivable and secured financing receivable	$25,169	$(3,939)	$(2,792)	$18,438
Liabilities:
Sales costs	(11,840)	—	(92)	(11,932)
Corporate expenditures	(44,582)	3,525	(840)	(41,897)

	(56,422)	3,525	(932)	(53,829)

Total liability for estimated costs in excess of estimated receipts during liquidation	$(31,253)	$(414)	$(3,724)	$(35,391)

5.	Net Assets in Liquidation

Net assets in liquidation decreased by $3,697,000 during the three months ended March 31, 2016. The primary reason for the decrease in net assets was due to a $7,592,000 net decrease in investments in real estate and a $424,000 net increase in the estimated liability for non-controlling interests. These decreases were partially offset by a $2,544,000 net increase in estimated receipts resulting primarily from changes in the expected holding periods of certain assets and a $1,775,000 net increase in the liquidation value of equity investments.

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

There were 36,425,084 Common Shares outstanding at March 31, 2016 and December 31, 2015. The net assets in liquidation at March 31, 2016 would result in liquidating distributions of approximately $14.08 per Common Share. The net assets in liquidation as of March 31, 2016 and December 31, 2015 of $512,699,000 and $516,396,000 respectively, plus the cumulative liquidating distributions to holders of Common Shares since the approval of the plan of liquidation through March 31, 2016 and December 31, 2015 of $163,915,000 ($4.50 per common share) would result in cumulative liquidating distributions to holders of Common Shares of $18.58 and $18.68 per Common Share as of March 31, 2016 and December 31, 2015, respectively. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of sales, the performance of underlying assets and any changes in the underlying assumptions of the projected cash flows.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Loans Receivable

The Trust’s loans receivable at March 31, 2016 and December 31, 2015 are as follows (in thousands):

			Carrying Amount (1)		Contractual Maturity Date
Description	Loan Position	Stated Interest Rate March 31, 2016	March 31, 2016	December 31, 2015
Rockwell	Mezzanine	12.0%	$—	$—	05/01/16
Churchill	Whole Loan	LIBOR + 3.75%	—	—	08/01/16
Poipu Shopping Village	B-Note	6.62%	2,760	2,769	01/06/17
Mentor Building	Whole Loan	10.0%	2,511	2,511	09/10/17

			$5,271	$5,280

(1)	The carrying amount represents the estimated amount expected to be collected on disposition of the loan plus contractual interest receivable.

The carrying amount of loans receivable includes accrued interest of $28,000 at March 31, 2016 and December 31, 2015.

The weighted average coupon as calculated on the par value of the Trust’s loans receivable was 7.99% and 7.97% at March 31, 2016 and December 31, 2015, respectively, and the weighted average yield to maturity as calculated on the carrying value of the Trust’s loans receivable was 13.54% and 13.54% at March 31, 2016 and December 31, 2015, respectively.

Loan Receivable Activity

Activity related to loans receivable is as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Balance at beginning of period	$5,280	$24,005
Interest (received) accrued, net	—	(189)
Repayments	(9)	(15,352)

Balance at end of period	$5,271	$8,464

Secured Financing Receivable

In August 2013 the Trust closed on an agreement to acquire its venture partner’s (“Elad”) 50% interest in the mezzanine lender with respect to the One South State Street, Chicago, Illinois property (“Lender LP”) for $30,000,000. In connection with the transaction, the Trust entered into an option agreement with Elad granting Elad the right, but not obligation, to repurchase the interest in the venture. The option agreement provided Elad, as the transferor, the option to unilaterally cause the return of the asset at the earlier of two years from and after August 21, 2013 or an event of default on Lender LP’s mezzanine debt. As such, Elad was able to retain control of its interest in Lender LP for financial reporting purposes as the exercise of the option was unconditional other than for the passage of time. As a result, for financial reporting purposes, the transfer of the financial asset was accounted for as a secured financing rather than an acquisition.

On April 27, 2016 the Trust sold its interest in the secured financing receivable. See Note 7 – “Equity Investments” for further details on the sale.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Equity Investments

Under liquidation accounting, equity investments are carried at net realizable value. The Trust’s nominal ownership percentages in its equity investments consist of the following at March 31, 2016 and December 31, 2015:

Venture Partner	Equity Investment	Nominal % Ownership at March 31, 2016	Nominal % Ownership at December 31, 2015
Elad Canada Ltd (1)	WRT One South State	50.0%	50.0%
	Lender LP
Elad Canada Ltd (1)	WRT-Elad One South State	50.0%	50.0%
	Equity LP
Atrium Holding	RE CDO Management LLC	50.0%	50.0%
Freed	Mentor Retail LLC	49.9%	49.9%
Inland	Concord Debt Holdings LLC	66.6%	66.6%
Inland	CDH CDO LLC	49.6%	49.6%
Marc Realty	Atrium Mall LLC	50.0%	50.0%
New Valley/Witkoff (2)	701 Seventh WRT Investor LLC	81.0%	81.0%
RS Summit Pointe (3)	RS Summit Pointe Apartments LLC	80.0%	80.0%
Serure/CB High Line (4)	446 Highline LLC	84.99%	83.6%

(1)	The Trust sold its interest in this venture on April 27, 2016.
(2)	The Trust’s investment in this venture provides the Trust with a 61.14% effective ownership interest in the underlying property.
(3)	The investment was previously consolidated under going concern accounting. See Note 3 “Liquidation Basis of Accounting” for further discussion.
(4)	The investment was reclassified as an equity investment as of December 31, 2015 due to a change in exit strategy. The investment was included in investments in real estate in previous filings. The nominal ownership percentage is based on the waterfall provision of the partnership. See Note 3 “Liquidation Basis of Accounting” for further discussion.

701 Seventh Avenue – The Trust invested an additional $5,197,000 in this venture in the first quarter of 2016 bringing its total invested capital in the venture to $120,686,000 at March 31, 2016. To date in the second quarter of 2016 the Trust has invested an additional $1,345,000 in this venture. The Trust has committed to invest up to $125,000,000 in the aggregate to this venture.

Sullivan Center – The Trust had committed to fund 100% of retail tenant improvements and capital expenditure needs and 80% of office tenant improvements and capital expenditure needs at the Sullivan Center property in Chicago, Illinois that were not met by current operating cash flow at the property. The Trust funded $2,794,000 in the first quarter of 2016 for improvements. All amounts funded were considered additions to the mezzanine loan and accrued interest at the rate of 15% per annum.

On April 27, 2016 the Trust sold its interests in WRT One South State Lender LP and WRT-Elad One South State Equity LP to its venture partner for aggregate gross proceeds of $95,270,000. The sale of its interest in WRT One South State Lender LP includes the ownership interest in the mezzanine loan that was classified as a secured financing for financial reporting purposes.

8.	Debt

Mortgage Loans Payable

Mortgage loans payable are carried at their contractual amounts due under liquidation accounting. The Trust had outstanding mortgage loans payable of $171,753,000 and $172,095,000 at March 31, 2016 and December 31, 2015, respectively. The mortgage loan payments of principal and interest are generally due monthly, quarterly or semi-annually and are collateralized by applicable real estate of the Trust.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Trust’s mortgage loans payable at March 31, 2016 and December 31, 2015 are summarized as follows (in thousands):

Location of Collateral	Maturity	Spread Over LIBOR (1)	Interest Rate at March 31, 2016	March 31, 2016	December 31, 2015
Chicago, IL (2)	Jun 2016	—	5.75%	$19,073	$19,104
Greensboro, NC	Aug 2016	—	6.22%	13,600	13,600
Lisle, IL	Oct 2016	Libor + 2.5%	2.94%	5,421	5,459
Stamford, CT (3)	Oct 2016	Libor + 2.0% (4)	2.69%	33,448	33,448
Houston, TX (3)	Oct 2016	Libor + 2.0% (4)	2.69%	44,319	44,319
Lisle, IL	Mar 2017	—	5.55%	5,288	5,309
Orlando, FL	Jul 2017	—	6.40%	35,489	35,668
Plantation, FL	Apr 2018	—	6.48%	10,368	10,406
Churchill, PA	Aug 2024	—	3.50%	4,747	4,782

				$171,753	$172,095

(1)	The one-month LIBOR rate at March 31, 2016 was 0.43725%. The one-month LIBOR rate at December 31, 2015 was 0.4295%.
(2)	The loan was repaid in full on April 28, 2016.
(3)	These properties are cross-collateralized. Proceeds from property sales go 100% to repay the mortgage loan.
(4)	The loan has an interest rate swap which effectively fixes LIBOR at 0.69%.

9.	Commitments and Contingencies

In addition to the initial purchase price of certain loans and operating properties, the Trust has future funding commitments attributable to its 701 Seventh Avenue investment which total approximately $4,314,000 at March 31, 2016 with the option to fund its pro-rata share of additional capital calls in excess of the Trust’s $125,000,000 commitment. The Trust’s venture which owns the property located at 450 West 14th Street, New York, New York is subject to a ground lease which expires on June 1, 2053. As of March 31, 2016, in connection with the ground lease, the venture has commitments of $1,201,000, $1,656,000, $1,791,000, $1,844,000, $1,900,000 and $103,884,000 for the years ending December 31, 2016, 2017, 2018, 2019, 2020 and thereafter, respectively. The Trust’s venture which owns the property referred to as Atrium Mall in Chicago, Illinois is subject to a master lease with the State of Illinois which expires on September 30, 2034. As of March 31, 2016, in connection with the master lease, the venture has commitments of $440,000 for each of the years ending December 31, 2016, 2017, 2018, 2019 and 2020 and aggregate commitments of $6,047,000 thereafter. The Trust also has a ground lease related to its Orlando, Florida property which calls for ground rent of $2.00 per year through December 31, 2017 and then fair market value for each successive renewal term. The building lease requires the tenant to perform all covenants under the ground lease including the payment of ground rent.

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

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	Related-Party Transactions

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

Base Asset Management Fee - FUR Advisors is entitled to receive a base management fee of 1.5% of equity as defined in the Advisory Agreement and a termination fee and/or incentive fee in accordance with the terms of the Advisory Agreement. Additionally, FUR Advisors receives a fee equal 0.25% of any equity contributions by unaffiliated third parties to a venture managed by the Trust.

In connection with the adoption of the plan of liquidation, the Trust accrues costs it expects to incur through the end of the liquidation. In this regard, at March 31, 2016 the Trust has accrued, based on its estimates of the timing and amounts of liquidating distributions to be paid to Common Shareholders, base management fees of $5,632,000, exclusive of the $1,420,000 included in related party fees payable. The amount is included in liabilities for estimated costs in excess of estimated receipts during liquidation. Actual fees incurred may differ significantly from these estimates due to inherent uncertainty in estimating future events.

Incentive Fee / Termination Fee - The incentive fee is equal to 20% of any amounts available for distribution in excess of the threshold amount and is only payable at such time, if at all, (i) when holders of the Trust’s Common Shares receive aggregate dividends above the threshold amount or (ii) upon termination of the Advisory Agreement if the net value of the Trust’s assets exceeds the threshold amount based on then current market values and appraisals. That is, the incentive fee is not payable annually but only at such time, if at all, as shareholders have received dividends in excess of the threshold amount (set at $569,963,000 on December 31, 2014 plus an annual return thereon equal to the greater of (x) 4% or (y) the 5 year U.S. Treasury Yield plus 2.5%, which equated to 4.26% for the first quarter of 2016, (such return, the “Growth Factor”) less any dividends paid from and after January 1, 2015). The incentive fee will also be payable if the Advisory Agreement is terminated, other than for cause (as defined) by the Trust or with cause by the Trust’s Advisor, and if on the date of termination the net value of the Trust’s assets exceeds the threshold amount. At March 31, 2016 the threshold amount required to be distributed before any incentive fee would be payable to FUR Advisors was $432,214,000, which was equivalent to $12.06 per Common Share. At March 31, 2016, based on the Trust’s estimate of liquidating distributions, it is estimated that the Advisor would be entitled to an incentive fee of $13,879,000 in connection with the liquidation. This amount has been accrued and is included in liabilities for estimated costs in excess of estimated receipts during liquidation.

With respect to the termination fee, it is only payable if there is (i) a termination of the Advisory Agreement for any reason other than for cause (as defined) by the Trust or with cause by the Trust’s Advisor, (ii) a disposition of all or substantially all of the Trust’s assets, or (iii) an election by the Trust to orderly liquidate the Trust’s assets. The termination fee, if payable, is equal to the lesser of (i) the base management fee paid to the Trust’s Advisor for the prior twelve month period or (ii) either (x) in the case of a termination of the Advisory Agreement, 20% of the positive difference, if any between (A) the appraised net asset value of the Trust’s assets at the date of termination and (B) the threshold amount less $104,980,000, or (y) in the case of a disposition or liquidation, 20% of any dividends paid on account of the Trust’s Common Shares at such time as the threshold amount is reduced to $104,980,000, which will be achieved at such time as aggregate distributions of approximately $9.13 per Common Share in excess of the Growth Factor have been paid. For example, if the Trust had been liquidated at March 31, 2016, the termination fee would only have been payable if total dividends of approximately $9.13 per Common Share had been paid, and then only until the total termination fee paid would have equaled $9,496,000 (the base management fee for the twelve months prior to the approved plan of liquidation), which amount would be achieved when total dividends paid per Common Share equaled approximately $10.18. At March 31, 2016 it is estimated that the Advisor will be entitled to a termination fee of $9,496,000 in connection with the liquidation. This amount has been accrued and is included in liabilities for estimated costs in excess of estimated receipts during liquidation.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Property Management and Construction Management - Winthrop Management LP (“Winthrop Management”), an affiliate of FUR Advisors and the Trust’s executive officers, assumed property management responsibilities for various properties owned by the Trust. Winthrop Management receives a property management fee and construction management fee pursuant to the terms of individual property management agreements.

The following table sets forth the fees and reimbursements paid by the Trust for the three ended March 31, 2016 and 2015 to FUR Advisors and Winthrop Management (in thousands):

	For the Three Months Ended
	March 31, 2016	March 31, 2015
Base Asset Management Fee (1)	$1,420	$1,684
Property Management Fee	184	284
Construction Management Fee	—	31

	$1,604	$1,999

(1)	Includes fees on third party contributions of $7 and $7 for the three months ended March 31, 2016 and 2015, respectively.

At March 31, 2016 $1,420,000 payable to FUR Advisors and $152,000 payable to Winthrop Management were included in related party fees payable.

11.	Restricted Share Grants

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

In connection with the adoption of the plan of liquidation, the Trust’s compensation committee authorized amendments to the grant agreements to provide for an early expiration of the Forfeiture Period which now expires on May 5, 2016 and the reissuance of forfeited shares. In this regard, 10,000 Restricted Shares, which had previously been forfeited, were issued on September 5, 2014. Additionally, the Trust’s compensation committee agreed to fully vest 8,750 Restricted Shares held by non-executive officers whose employment was terminated in connection with the plan of liquidation. As a result, there were 591,250 Restricted Shares issued and outstanding at March 31, 2016.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	Subsequent Events

446 Highline LLC (450 West 14th Street) – refinancing – On April 13, 2016 the venture in which the Trust holds a preferred equity interest refinanced the first mortgage debt collateralized by the underlying property. In connection with the refinancing, the Trust funded approximately $3,175,000 to the venture to cover closing costs and to fund initial escrows. Of this amount, $2,540,000 is considered to be a capital contribution and the remaining $635,000 is a loan to its venture partner. The partner loan bears interest at 12% per annum and is due in 60 days. Upon repayment of the partner loan, the venture partner will be deemed to have made a capital contribution to the venture in the amount of the partner loan. The new contributions have a priority in distributions made by the venture.

Declaration of dividend - On April 28, 2016 the Trust’s Board of Trustees declared a liquidating distribution of $2.00 per Common Share payable in cash on May 17, 2016 to holders of record of Common Shares on May 10, 2016. The liquidating distribution is being paid from sale proceeds.

Trustee Compensation - On May 3, 2016, the compensation committee of the Trust’s Board of Trustees approved a one-time payment to each of the independent members of the Board of Trustees equal to $7,500 for each year, or portion thereof, served by such Trustee beginning with 2004. The payment is in consideration for the services rendered by the independent trustees. The aggregate amount of such payments will be approximately $383,000.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2016

(Unaudited)

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “estimates,” “expects,” “anticipates,” “intends,” “plans,” “would,” “may” or similar expressions in this Quarterly Report on Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, but are not limited to, those set forth in our Annual Report on Form 10-K for the year ended December 31, 2015 under “Forward Looking Statements” and “Item 1A – Risk Factors,” as well as our other filings with the Securities and Exchange Commission. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on forward-looking statements, which are based on information, judgments and estimates at the time they are made, to anticipate future results or trends.

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

In order to comply with applicable tax laws, any of our assets not sold by August 5, 2016 will be transferred into a liquidating trust. There are federal income tax considerations relating to the transfer of the Trust’s remaining assets and liabilities into the liquidating trust which are described in detail in our proxy statement that was filed with the Securities and Exchange Commission on June 26, 2014. A copy of the proxy statement is available on the Securities and Exchange Commission’s website www.sec.gov as well as the Trust’s website, www.winthropreit.com, under the investor relations tab. When we transfer our remaining assets and liabilities to a liquidating trust, holders of our Common Shares will receive beneficial interests in the liquidating trust equivalent to those held in the Trust. Holders of our Common Shares should note that unlike our Common Shares, which are freely transferable, beneficial interests in the liquidating trust will generally not be transferable except by will, intestate succession or operation of law. Therefore, the recipients of the interests in the liquidating trust will not have the ability to realize any value from these interests except from distributions made by the liquidating trust, the timing of which will be solely in the discretion of the liquidating trust’s trustees. As compared to the Trust which is required to comply with all of the filing requirements of the Securities and Exchange Commission for publicly traded entities, based on current guidance provided by the Securities and Exchange Commission we anticipate that the liquidating trust will be required to file only annual reports containing unaudited financial statements on Form 10-K and current reports on Form 8-K with the Securities and Exchange Commission.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2016

(Unaudited)

An entity classified as a liquidating trust generally is not subject to tax on any income or gain recognized by it. Instead, if you are a shareholder when a liquidating trust is established, you will be treated as the owner of your pro rata portion of each asset, including cash, received and held by the liquidating trust and each liability assumed by the liquidating trust. Accordingly, you will be treated as having received a liquidating distribution equal to the amount of your share of the sum of any cash and the fair market value of any asset transferred to the liquidating trust, less your pro rata share of any liabilities assumed by the liquidating trust, and will recognize gain at that time to the extent such amount is greater than your remaining tax basis in your common shares (as reduced by all prior liquidating distributions) not withstanding that you may not currently receive a distribution of cash or any other assets with which to satisfy the resulting tax liability.

The fair market value of assets transferred to the liquidating trust and the liabilities assumed by the liquidating trust will be provided in a press release issued by us on or about August 5, 2016 and the trustees of the liquidating trust will furnish the beneficiaries of the liquidating trust a statement of their pro rata share of the assets transferred to, and the liabilities assumed by, the liquidating trust. You will recognize taxable gain or loss when all or part of your pro rata portion of an asset held by the liquidating trust is disposed of for an amount greater or less than the fair market value of such asset at the time it was transferred to the liquidating trust. In addition, you will be required to take into account in computing your taxable income, your pro rata share of each item of income, gain and loss of the liquidating trust, the character of which items will pass through to you.

The liquidating trustee will file tax returns for the liquidating trust, and will send to each holder of an interest in the liquidating trust a separate statement setting forth the holder’s share of items of income, gain, loss, deduction and credit. Each holder must report such items on its federal income tax return regardless of whether the liquidating trust makes current cash distributions. An individual U.S. shareholder who itemizes deductions may be unable to deduct his pro rata share of fees and expenses of the liquidating trust for regular federal income tax purposes except to the extent that such amount, together with the U.S. shareholder’s other miscellaneous itemized deductions, exceeds 2% of his adjusted gross income, and may be unable to deduct such expenses at all for alternative minimum tax purposes.

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

At May 1, 2016 we held 10 consolidated operating properties, three of which are currently under contract for sale, eight equity investments and four loans receivable.

Consolidated Operating Properties

As of March 31, 2016 and December 31, 2015 our consolidated properties were approximately 96% leased.

Investment Activity

701 Seventh Avenue – We invested an additional $5,197,000 in this venture in the first quarter of 2016 bringing aggregate capital contributions to $120,686,000 at March 31, 2016. We have committed to invest up to $125,000,000 in the aggregate in this venture. To date in the second quarter of 2016 we have invested an additional $1,345,000 in this venture.

Sullivan Center – We funded $2,794,000 in the first quarter of 2016 for improvements at the Sullivan Center property in Chicago, Illinois that were not met by current operating cash flow at the property. All amounts funded were considered additions to the mezzanine loan and accrue interest at the rate of 15% per annum.

Disposition Activity

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

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2016

(Unaudited)

On February 18, 2016 the venture entered into a purchase agreement (the “Second Purchase Agreement”) to sell this asset for gross proceeds of $87,500,000. The purchaser has provided an $11,000,000 non-refundable deposit. The closing is expected to occur, if at all, in the second quarter of 2016. In connection with entering into the Second Purchase Agreement, the venture entered into a settlement agreement with the purchaser under the First Purchase Agreement providing for the return of $1,000,000 of the previously retained deposit and an agreement to return up to an additional $1,500,000 of the previously retained deposit upon the closing or termination of the Second Purchase Agreement. As a result, assuming the consummation of the transaction contemplated by the Second Purchase Agreement, the venture will receive gross sales proceeds, inclusive of forfeited deposits, totaling $90,000,000. The liquidation value was $87,500,000 at March 31, 2016 and December 31, 2015.

Sullivan Center, Chicago, Illinois – sale of interests – On January 8, 2016 we entered into a contract with our Sullivan Center venture partner to sell our interest in WRT One South State Lender LP which holds the mezzanine loan on the property and our interest in WRT-Elad One South State Equity LP for an aggregate purchase price of approximately $91,576,000 subject to upward adjustment for additional advances on the mezzanine loan by us prior to closing plus accrued and unpaid interest.

On April 27, 2016 we sold our interests in WRT One South State Lender LP and WRT-Elad One South State Equity LP to our venture partner for aggregate gross proceeds of approximately $95,270,000. The sale price was consistent with our liquidation values at March 31, 2016 and December 31, 2015.

Lake Brandt, Greensboro, North Carolina – contract for sale – On January 20, 2016 we entered into a contract with an independent third party to sell our residential property known as Lake Brandt Apartments for gross proceeds of $20,000,000. The buyer’s $500,000 deposit under the contract is non-refundable. If consummated, the sale is expected to close in the second quarter of 2016. The liquidation value was $20,000,000 at March 31, 2016 and December 31, 2015.

Jacksonville, Florida – contract for sale – On April 13, 2016 we entered into a contract with an independent third party to sell our warehouse property in Jacksonville, Florida for gross proceeds of $10,500,000. The buyer’s $250,000 deposit under the contract is non-refundable. In connection with the sale, we will provide seller financing of up to $8,400,000. The loan will require interest only payments and will mature three years from the date of sale. The loan will bear interest at the rate of LIBOR plus 5% with a floor of 6% and a ceiling of 8%. If consummated, the sale is expected to close in the second quarter of 2016. The liquidation value was $10,500,000 at March 31, 2016 and $11,432,000 at December 31, 2015.

Liquidity and Capital Resources

At March 31, 2016 we held $18,103,000 in unrestricted cash and cash equivalents. Our total assets and net assets in liquidation were $740,122,000 and $512,699,000, respectively at March 31, 2016. Our ability to meet our obligations is contingent upon the disposition of our assets in accordance with our plan of liquidation. We estimate that the proceeds from the sale of assets pursuant to the plan of liquidation will be adequate to pay our obligations, however, we cannot provide any assurance as to the prices or net proceeds we will receive from the disposition of our assets.

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

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2016

(Unaudited)

Contractual Obligations

Future Funding Requirements

We have future funding requirements relating to our 701 Seventh Avenue investment which total approximately $4,314,000 at March 31, 2016 with the option to fund our pro-rata share of additional capital calls in excess of our $125,000,000 commitment if we believe the additional investment would be accretive to the holders of our Common Shares. Of this amount, we funded $795,000 in April 2016 leaving us with a future funding requirement of $3,519,000.

Debt Maturities

At March 31, 2016, our statement of net assets contains mortgage loans payable of $171,753,000. We have $115,861,000 of mortgage debt maturing in 2016 and $40,777,000 maturing in 2017, with the remainder maturing in 2018 or later. Of the debt maturing in 2016, $19,073,000 was repaid in April 2016, and $91,367,000 is expected to be repaid from the sale of properties currently under contract for sale. The remainder is expected to be refinanced or repaid from the proceeds of other asset sales. We continually evaluate our debt maturities and based on our current assessment, we believe that, to the extent we are unable to sell an asset prior to a loan’s maturity, there are viable financing and refinancing alternatives for debts as they mature that will not materially adversely impact our liquidity or our expected financial results.

Cash Flows

Our level of liquidity based upon cash and cash equivalents decreased by approximately $3,025,000 from $21,128,000 at December 31, 2015 to $18,103,000 at March 31, 2016.

The holders of Common Shares approved a plan of liquidation on August 5, 2014 and we adopted the liquidation basis of accounting effective August 1, 2014. We did not make any acquisitions in new investments since the adoption of the plan of liquidation, and in accordance with the plan of liquidation, no further acquisitions are expected.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2016

(Unaudited)

Our primary sources of non-operating cash flow for the three months ended March 31, 2016 include:

•	$1,364,000 in distributions from our Concord Debt Holdings equity investment from the payoff of an underlying loan asset.

Our primary non-operating uses of cash flow for the three months ended March 31, 2016 include:

•	$5,197,000 for additional contributions to our 701 Seventh Avenue equity investment; and

•	$2,794,000 for additional contributions to our WRT One South State Lender equity investment.

Our primary sources of non-operating cash flow for the three months ended March 31, 2015 include:

•	$15,343,000 in principal repayments on our Edens Center and Norridge Commons loan receivable; and

•	$1,397,000 in distributions from our Concord Debt Holdings equity investment from the payoff of underlying loan assets.

Our primary non-operating uses of cash flow for the three months ended March 31, 2015 include:

•	$81,217,000 for payment of liquidating distributions to our holders of Common Shares;

•	$5,645,000 for additional contributions to our Vintage Housing Holdings equity investment; and

•	$1,529,000 for additional contributions to our 701 Seventh Avenue equity investment.

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

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2016

(Unaudited)

Changes in Net Assets in Liquidation

Period from January 1, 2016 through March 31, 2016

Net assets in liquidation decreased by $3,697,000 during the period January 1, 2016 through March 31, 2016. The primary reasons for the decrease were as follows:

•	a $6,466,000 decrease in the liquidation value of our Orlando, Florida office property partially offset by a $3,773,000 increase in estimated receipts due to a reduction in future tenant improvement costs;

•	a $3,410,000 decrease in the liquidation value of our Chicago, Illinois (One East Erie) property resulting from recent market indications, partially offset by a $1,497,000 increase in estimated receipts due to a change in the anticipated holding period of the property;

•	a $2,725,000 decrease in estimated receipts and closing costs plus a $932,000 decrease in the liquidation value of our Jacksonville, Florida property due to the contract for sale, partially offset by an increase in estimated receipts of $1,385,000 resulting from the seller financing of the property; and

•	a $922,000 decrease in the liquidation value of our Lisle, Illinois office property as a result of recent marketing efforts plus a $217,000 decrease in estimated receipts at the property due to increased tenant improvement costs.

Primarily offset by:

•	a $4,138,000 increase in the liquidation value of our Churchill, Pennsylvania mixed use property, partially offset by a $3,753,000 decrease in estimated receipts due to additional tenant improvement costs and a change in the anticipated holding period;

•	a $2,650,000 increase in estimated receipts at our Houston, Texas residential property due to a change in the anticipated holding period of the property, partially offset by a corresponding $432,000 increase in the liability for non-controlling interest in this property;

•	a $1,317,000 net increase in estimated receipts from our 450 West 14th Street equity investment due to estimated future returns on new capital contributed in the second quarter in 2016 in connection with refinancing the first mortgage debt on the property;

•	a $794,000 increase in the liquidation value of our WRT One South State Lender equity investment due to a change in the anticipated holding period of this investment; and

•	a $271,000 decrease in the estimated fees payable to our advisor over the duration of the liquidation.

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

FORM 10-Q MARCH 31, 2016

(Unaudited)

Critical Accounting Policies and Estimates

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Recently Issued Accounting Standards

None applicable to liquidation accounting.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2016

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

The table below presents information about the Trust’s derivative financial instruments at March 31, 2016 (in thousands):

Type	Maturity	Strike Rate	Notional Amount of Hedge	Cost of Hedge
Swap	October 2016	0.69%	$77,767	$—
Cap	November 2017	4.00%	50,000	165
Cap	November 2018	5.00%	50,000	220

The fair value of our mortgage loans payable and secured financings, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, was $167,426,000 and $172,222,000 at March 31, 2016 and December 31, 2015, respectively.

The following table shows what the annual effect a change in the LIBOR rate would have on interest expense based upon our variable rate debt at March 31, 2016 taking into consideration the effect of our derivative financial instruments (in thousands):

	Change in LIBOR (2)
	-0.44%	1%	2%	3%
Change in consolidated interest expense	$(24)	$54	$108	$163
Pro-rata share of change in interest expense of debt on non-consolidated entities (1)	—	199	653	1,107

(Increase) decrease in net income	$(24)	$253	$761	$1,270

(1)	Represents our pro-rata share of a change in interest expense in our 701 Seventh Avenue and 450 West 14th Street equity investments.
(2)	The one-month LIBOR rate at March 31, 2016 was 0.43725%.

We may utilize various financial instruments to mitigate the potential negative impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2016

(Unaudited)

The following table shows what the annual effect a change in the LIBOR rate would have on interest income based upon our variable rate loan assets at March 31, 2016 (in thousands):

	Change in LIBOR (1)
	-0.44%	1%	2%	3%
Change in consolidated interest income	$(1)	$3	$7	$10
Pro-rata share of change in interest income of loan assets in non-consolidated entities	—	—	—	—

Increase (decrease) in net income	$(1)	$3	$7	$10

(1)	The one-month LIBOR rate at March 31, 2016 was 0.43725%.

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

FORM 10-Q MARCH 31, 2016

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

As of March 31, 2016 an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Other Matters

There have been no changes in our internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2016

(Unaudited)

PART II.	OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2016

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winthrop Realty Trust

Date: May 6, 2016	By:	/s/ Michael L. Ashner
Michael L. Ashner
Chief Executive Officer

Date: May 6, 2016	By:	/s/ John A. Garilli
John A. Garilli
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2016

EXHIBIT INDEX

Exhibit	Description	Page Number

3.1	Second Amended and Restated Declaration of Trust as of May 21, 2009 - Incorporated by reference to Exhibit 3.1 to the Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2009.	–

3.2	By-laws of Winthrop Realty Trust as amended and restated on November 3, 2009 - Incorporated by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed November 6, 2009.	–

3.3	Amendment to By-laws - Incorporated by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed March 6, 2010.	–

4.1	Form of certificate for Common Shares of Beneficial Interest - Incorporated by reference to Exhibit 4.1 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008.	–

4.2	Agreement of Limited Partnership of WRT Realty L.P., dated as of January 1, 2005 - Incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed January 4, 2005.	–

4.3	Amendment No. 1 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of December 1, 2005 - Incorporated by reference to Exhibit 4.4 to the Trust’s Current Report on Form 10-K filed March 15, 2012.	–

4.4	Amendment No. 2 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of November 28, 2011 – Incorporated by reference to the Trust’s Current Report on Form 8-K filed November 28, 2011.	–

4.5	Amendment No. 3 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of March 23, 2012 – Incorporated by reference to the Trust’s Current Report on Form 8-K filed March 23, 2012	–

4.6	Amended and Restated Certificate of Designations of 9.25% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest - Incorporated by reference to the Trust’s Current Report on Form 8-K filed March 23, 2012.	–

4.7	Form of Specimen Certificate for the 9.25% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest - Incorporated by reference to Exhibit 4.2 to Trust’s Form 8-A filed with the Securities and Exchange Commission on November 23, 2011.	–

10.1	Stock Purchase Agreement between the Trust and FUR Investors, LLC, dated as of November 26, 2003, including Annex A thereto, being the list of Conditions to the Offer - Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed December 1, 2003.	–

10.2	Third Amended and Restated Advisory Agreement dated February 1, 2013, between the Trust, WRT Realty L.P. and FUR Advisors LLC - Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed February 4, 2013.	–

10.3	Exclusivity Services Agreement between the Trust and Michael L. Ashner - Incorporated by reference to Exhibit 10.4 to the Trust’s Current Report on Form 8-K filed December 1, 2003.	–

10.4	Amendment No. 1 to Exclusivity Agreement, dated November 7, 2005 - Incorporated by reference to Exhibit 10.7 to the Trust’s Current Report on Form 8-K filed November 10, 2005.	–

10.5	Amendment No. 2 to Exclusivity Agreement, dated February 1, 2013 - Incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed February 4, 2013.	–

WINTHROP REALTY TRUST

FORM 10-Q MARCH 31, 2016

Exhibit	Description	Page Number

10.6	Covenant Agreement between the Trust and FUR Investors, LLC - Incorporated by reference to Exhibit 10.5 to the Trust’s Current Report on Form 8-K filed December 1, 2003.	–

10.7	Amendment No. 1 to Covenant Agreement, dated February 4, 2013 - Incorporated by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K filed February 4, 2013.	–

10.8	Winthrop Realty Trust 2007 Long Term Stock Incentive Plan - Incorporated by reference to the Trust’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 30, 2007.	–

10.9	Restricted Share Award Agreement, dated February 1, 2013, between Winthrop Realty Trust and Michael L. Ashner - Incorporated by reference to Exhibit 10.4 to the Trust’s Current Report on Form 8-K filed February 4, 2013.	–

10.10	Restricted Share Award Agreement, dated February 1, 2013, between Winthrop Realty Trust and Carolyn Tiffany - Incorporated by reference to Exhibit 10.4 to the Trust’s Current Report on Form 8-K filed February 4, 2013.	–

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)

101.INS	XBRL Report Instance Document	(1)

101.SCH	XBRL Taxonomy Extension Schema Document	(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(1)

(1)	filed herewith