Form 10-Q
period 2016-06-30
Winthrop Realty Trust
filed 2016-07-28
CIK 37008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2016

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

As of July 27, 2016 there were 36,425,084 Common Shares of Beneficial Interest outstanding.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2016

(Unaudited)

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2016

CONSOLIDATED STATEMENTS OF NET ASSETS

(Liquidation Basis)

(unaudited, in thousands)

	June 30, 2016	December 31, 2015
ASSETS
Investments in real estate	$222,580	$353,862
Equity investments	273,154	327,738
Cash and cash equivalents	14,221	21,128
Restricted cash held in escrows	50,783	6,603
Loans receivable	14,304	5,280
Secured financing receivable	—	28,928
Accounts receivable	2,127	2,090

TOTAL ASSETS	577,169	745,629
LIABILITIES
Mortgage loans payable	106,014	172,095
Liability for non-controlling interests	8,435	17,796
Liability for estimated costs in excess of estimated receipts during liquidation	24,570	29,297
Dividends payable	45,531	1,822
Accounts payable, accrued liabilities and other liabilities	4,628	6,382
Related party fees payable	1,394	1,841

TOTAL LIABILITIES	190,572	229,233

COMMITMENTS AND CONTINGENCIES
Net assets in liquidation	$386,597	$516,396

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2016

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Liquidation Basis)

(unaudited, in thousands)

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Net assets in liquidation, beginning of period	$516,396	$594,704
Changes in net assets in liquidation
Change in liquidation value of investments in real estate	(15,781)	9,692
Change in liquidation value of loan securities	—	(918)
Change in liquidation value of equity investments	2,051	155
Remeasurement of assets and liabilities	1,676	(2,620)
Remeasurement of non-controlling interests	636	(590)

Net (decrease) increase in liquidation value	(11,418)	5,719
Liquidating distributions to holders of Common Shares	(118,381)	(45,531)

Changes in net assets in liquidation	(129,799)	(39,812)

Net assets in liquidation, end of period	$386,597	$554,892

See Notes to Consolidated Financial Statements.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2016

(Unaudited)

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

The plan of liquidation enables the Trust to sell any and all of its assets without further approval of the shareholders and provides that liquidating distributions be made to the shareholders as determined by the Board. Pursuant to applicable REIT rules, in order to be able to deduct liquidating distributions as dividends, the Trust must complete the disposition of its assets by August 5, 2016, two years after the date the plan of liquidation was adopted by shareholders. As all of the Trust’s assets will not be sold by such date, the Trust will satisfy this requirement by distributing its unsold assets into a liquidating trust at the end of such two-year period, and the holders of interests in the Trust at such time will be beneficiaries of such liquidating trust. Holders of the Trust’s Common Shares should note that unlike Common Shares, which are freely transferable, beneficial interests in the liquidating trust will generally not be transferable except by will, intestate succession or operation of law. Therefore, the recipients of the interests in the liquidating trust will not have the ability to realize any value from these interests except from distributions made by the liquidating trust, the timing of which will be solely in the discretion of the liquidating trust’s trustees.

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

FORM 10-Q JUNE 30, 2016

(Unaudited)

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

The Trust accrues costs and income that it expects to incur and earn through the end of liquidation to the extent it has a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statements of Net Assets. Actual costs and income may differ from amounts reflected in the financial statements because of inherent uncertainty in estimating future events. These differences may be material. See Note 4 for further discussion. Actual costs incurred but unpaid as of June 30, 2016 are included in accounts payable, accrued liabilities and other liabilities on the Consolidated Statements of Net Assets.

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

FORM 10-Q JUNE 30, 2016

(Unaudited)

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

The change in the liability for estimated costs in excess of estimated receipts during liquidation from December 31, 2015 through June 30, 2016 is as follows (in thousands):

	December 31, 2015	Cash Payments (Receipts)	Remeasurement of Assets and Liabilities	June 30, 2016
Assets:
Estimated net inflows from investments in real estate, loans receivable and secured financing receivable	$10,523	$(3,293)	$(1,579)	$5,651
Liabilities:
Sales costs	(5,986)	2,387	285	(3,314)
Corporate expenditures	(33,834)	3,957	2,970	(26,907)

	(39,820)	6,344	3,255	(30,221)

Total liability for estimated costs in excess of estimated receipts during liquidation	$(29,297)	$3,051	$1,676	$(24,570)

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2016

(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The change in the liability for estimated costs in excess of estimated receipts during liquidation from December 31, 2014 to June 30, 2015 is as follows (in thousands):

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

Net assets in liquidation decreased by $129,799,000 during the six months ended June 30, 2016. The primary reason for the decrease in net assets was due to liquidating distributions to holders of Common Shares of $118,381,000 and a $15,781,000 net decrease in the liquidation value of investments in real estate. These decreases were partially offset by a $1,676,000 net increase in estimated receipts resulting primarily from changes in the expected holding periods of certain assets, a $2,051,000 net increase in the liquidation value of equity investments and a $636,000 decrease in the liability for non-controlling interests.

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

There were 36,425,084 Common Shares outstanding at June 30, 2016 and December 31, 2015. The net assets in liquidation at June 30, 2016 would result in liquidating distributions of approximately $10.61 per Common Share. The net assets in liquidation as of June 30, 2016 and December 31, 2015 of $386,597,000 and $516,396,000 respectively, plus the cumulative liquidating distributions to holders of Common Shares since the approval of the plan of liquidation through June 30, 2016, inclusive of the $1.25 per Common Share paid on July 1, 2016, of $282,296,000 ($7.75 per Common Share) and December 31, 2015 of $163,915,000 ($4.50 per Common Share) would result in cumulative liquidating distributions to holders of Common Shares of $18.36 and $18.68 per Common Share as of June 30, 2016 and December 31, 2015, respectively. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of sales, the performance of underlying assets and any changes in the underlying assumptions of the projected cash flows.

6.	Property Dispositions

Lake Brandt, Greensboro, North Carolina – property sale – On May 12, 2016 the Trust sold its residential property known as Lake Brandt Apartments for gross proceeds of $20,000,000 and received net proceeds of $6,296,000 after satisfaction of third party mortgage debt and closing costs. The liquidation value of the property was $20,000,000 at March 31, 2016 and December 31, 2015.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2016

(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Highgrove, Stamford, Connecticut – property sale – On May 19, 2016 the venture in which the Trust holds an 83.7% interest sold its apartment building located in Stamford, Connecticut for gross proceeds of $87,500,000. Proceeds of the sale were used to fully satisfy the $77,767,000 mortgage loan collateralized by the property and the venture’s remaining property in Houston, Texas. Exclusive of the forfeited deposits below, the liquidation value of the property was $87,500,000 at March 31, 2016 and $85,000,000 at December 31, 2015.

The property was previously under contract with a different purchaser which contract was terminated on January 21, 2016 due to the prospective purchaser’s inability to timely close. In accordance with the terms of that contract, the venture retained the prospective purchaser’s $5,000,000 deposit. Subsequently, the venture entered into a settlement agreement with the prospective purchaser which provided for a return of a portion of the retained deposit. In February 2016 the venture returned $1,000,000 of the previously retained deposit, and upon the sale of the property, the venture returned $1,500,000 of the previously retained deposit.

Jacksonville, Florida – property sale – On June 30, 2016 the Trust sold its warehouse property in Jacksonville, Florida for a gross sales price of $10,500,000. The Trust provided seller financing of $8,400,000 which loan bears interest at the rate of LIBOR plus 5% with a floor of 6% and a ceiling of 8%. The loan requires monthly payments of interest only and matures on July 1, 2019. The liquidation value of the property was $10,500,000 at March 31, 2016 and $11,432,000 at December 31, 2015.

One East Erie, Chicago, Illinois – contract for sale – On June 10, 2016 the Trust entered into a contract with an independent third party to sell its office property known as One East Erie for gross proceeds of $47,900,000. The buyer’s $1,250,000 deposit under the contract is non-refundable. If consummated, the sale is expected to close in the third quarter of 2016. The liquidation value was $49,590,000 at March 31, 2016 and $53,000,000 at December 31, 2015. The liquidation value at June 30, 2016 has been decreased to $47,900,000 to reflect the contract for sale.

7.	Loans Receivable

The Trust’s loans receivable at June 30, 2016 and December 31, 2015 are as follows (in thousands):

			Carrying Amount (1)
Description	Loan Position	Stated Interest Rate June 30, 2016	June 30, 2016	December 31, 2015	Contractual Maturity Date
Serure Highline (2)	Mezzanine	12.0%	$643	$—	07/05/16
Churchill	Whole Loan	LIBOR + 3.75%	—	—	08/01/16
Poipu Shopping Village	B-Note	6.62%	2,750	2,769	01/06/17
Mentor Building (3)	Whole Loan	10.0%	2,511	2,511	09/10/17
Jacksonville (4)	Whole Loan	LIBOR + 5%	8,400	—	07/01/19
Rockwell (5)	Mezzanine	N/A	—	—	N/A

			$14,304	$5,280

(1)	The carrying amount represents the estimated amount expected to be collected on disposition of the loan plus contractual interest receivable.
(2)	The loan receivable has been repaid in full during July 2016.
(3)	The property collateralizing the loan receivable is under contract for sale. If consummated, the sale is expected to close in the third quarter of 2016. See Note 8 – “Equity Investments” for further details on the sale.
(4)	The loan has an interest rate floor of 6% and an interest rate ceiling of 8%.
(5)	The senior lien holder foreclosed on the property on June 2, 2016.

The	carrying amount of loans receivable includes accrued interest of $35,000 at June 30, 2016 and $28,000 at December 31, 2015.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2016

(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average coupon as calculated on the par value of the Trust’s loans receivable was 6.79% and 7.97% at June 30, 2016 and December 31, 2015, respectively, and the weighted average yield to maturity as calculated on the carrying value of the Trust’s loans receivable was 9.00% and 13.54% at June 30, 2016 and December 31, 2015, respectively.

Loan Receivable Activity

Activity related to loans receivable is as follows (in thousands):

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Balance at beginning of period	$5,280	$24,005
Advances (1)	9,035	—
Interest (received) accrued, net	7	(191)
Repayments	(18)	(15,419)

Balance at end of period	$14,304	$8,395

(1)	Advances are comprised of $8,400 of seller financing on the sale of the Jacksonville, Florida property and a $635 short term loan to our partner in 446 Highline LLC in connection with the refinancing of the property.

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

On April 27, 2016 the Trust sold its interest in the secured financing receivable. See Note 8 – “Equity Investments” for further details on the sale.

8.	Equity Investments

Under liquidation accounting, equity investments are carried at net realizable value. The Trust’s nominal ownership percentages in its equity investments consist of the following at June 30, 2016 and December 31, 2015:

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2016

(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Venture Partner	Equity Investment	Nominal % Ownership at June 30, 2016	Nominal % Ownership at December 31, 2015
Atrium Holding	RE CDO Management LLC	50.0%	50.0%
Freed	Mentor Retail LLC	49.9%	49.9%
Inland	Concord Debt Holdings LLC	66.6%	66.6%
Inland	CDH CDO LLC	49.6%	49.6%
Marc Realty	Atrium Mall LLC	50.0%	50.0%
New Valley/Witkoff (1)	701 Seventh WRT Investor LLC	81.0%	81.0%
RS Summit Pointe (2)	RS Summit Pointe Apartments LLC	80.0%	80.0%
Serure/CB High Line (3)	446 Highline LLC	84.3%	83.6%
Elad Canada Ltd (4)	WRT One South State Lender LP	N/A	50.0%
Elad Canada Ltd (4)	WRT-Elad One South State Equity LP	N/A	50.0%

(1)	The Trust’s investment in this venture provides the Trust with a 61.14% effective ownership interest in the underlying property.
(2)	The investment was previously consolidated under going concern accounting. See Note 3 “Liquidation Basis of Accounting” for further discussion.
(3)	The investment was reclassified as an equity investment as of December 31, 2015 due to a change in exit strategy. The investment was included in investments in real estate in previous filings. The nominal ownership percentage is based on the waterfall provision of the partnership. See Note 3 “Liquidation Basis of Accounting” for further discussion.
(4)	The Trust sold its interest in this venture on April 27, 2016.

701 Seventh Avenue – The Trust invested an additional $2,079,000 in this venture in the second quarter of 2016 bringing its total invested capital in the venture to $122,765,000 at June 30, 2016. To date in the third quarter of 2016 the Trust has invested an additional $2,201,000 in this venture. The Trust has committed to invest up to $125,000,000 in the aggregate to this venture.

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

Mentor Retail – On June 10, 2016 the venture in which the Trust holds a 49.9% interest entered into a contract to sell its property for gross proceeds of $10,450,000. The buyer’s $400,000 deposit under the contract is non-refundable as of July 14, 2016. If consummated, the sale is expected to close in the third quarter of 2016. Based on the contract for sale, the Trust expects to receive future distributions from the venture of approximately $3,973,000. The liquidation value at June 30, 2016 has been increased by approximately $1,055,000 to reflect the Trust’s expected share of future distributions from the venture.

446 Highline LLC (450 West 14th Street) – refinancing – On April 13, 2016 the venture in which the Trust holds a preferred equity interest refinanced the first mortgage debt collateralized by the underlying property. In connection with the refinancing, the Trust funded approximately $3,175,000 to the venture to cover closing costs and to fund initial escrows. Of this amount, $2,540,000 is considered to be a capital contribution and the remaining $635,000 was a loan to its venture partner. The partner loan bore interest at 12% per annum and was due on July 5, 2016. The partner loan was repaid in full in July 2016. Upon repayment of the partner loan, the venture partner has been deemed to have made a capital contribution to the venture in the amount of the partner loan. The new contributions have a priority in distributions made by the venture.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2016

(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Debt

Mortgage Loans Payable

Mortgage loans payable are carried at their contractual amounts due under liquidation accounting. The Trust had outstanding mortgage loans payable of $106,014,000 and $172,095,000 at June 30, 2016 and December 31, 2015, respectively. The mortgage loan payments of principal and interest are generally due monthly, quarterly or semi-annually and are collateralized by applicable real estate of the Trust.

The Trust’s mortgage loans payable at June 30, 2016 and December 31, 2015 are summarized as follows (in thousands):

Location of Collateral	Maturity	Spread Over LIBOR (1)	Interest Rate at June 30, 2016	June 30, 2016	December 31, 2015
Lisle, IL	Oct 2016	Libor + 2.5%	2.97%	$5,382	$5,459
Lisle, IL	Mar 2017	—	5.55%	5,274	5,309
Orlando, FL	Jul 2017	—	6.40%	35,315	35,668
Plantation, FL	Apr 2018	—	6.48%	10,331	10,406
Houston, TX (2)	Jun 2018	Libor + 2.75%	3.22%	45,000	—
Churchill, PA	Aug 2024	—	3.50%	4,712	4,782
Chicago, IL (3)	N/A	—	N/A	—	19,104
Houston, TX (4)	N/A	—	N/A	—	44,319
Stamford, CT (4)	N/A	—	N/A	—	33,448
Greensboro, NC (5)	N/A	—	N/A	—	13,600

				$106,014	$172,095

(1)	The one-month LIBOR rate at June 30, 2016 was 0.46505%. The one-month LIBOR rate at December 31, 2015 was 0.4295%.
(2)	The property was financed on June 9, 2016. The Trust purchased an interest rate cap which caps LIBOR at 1.5%.
(3)	The loan was repaid in full on April 28, 2016.
(4)	These properties were cross-collateralized. Proceeds from property sales went 100% to repay the mortgage loan. The loan was repaid in full on May 19, 2016.
(5)	The loan was repaid in full on May 12, 2016.

10.	Commitments and Contingencies

In addition to the initial purchase price of certain loans and operating properties, the Trust has future funding commitments attributable to its 701 Seventh Avenue investment which total approximately $2,235,000 at June 30, 2016 with the option to fund its pro-rata share of additional capital calls in excess of the Trust’s $125,000,000 commitment. During July 2016 the Trust has funded an additional $2,201,000 in this venture. The Trust’s venture which owns the property located at 450 West 14th Street, New York, New York is subject to a ground lease which expires on June 1, 2053. As of June 30, 2016, in connection with the ground lease, the venture has commitments of $806,000, $1,656,000, $1,791,000, $1,844,000, $1,900,000 and $103,884,000 for the years ending December 31, 2016, 2017, 2018, 2019, 2020 and thereafter, respectively. The Trust’s venture which owns the property referred to as Atrium Mall in Chicago, Illinois is subject to a master lease with the State of Illinois which expires on September 30, 2034. As of June 30, 2016, in connection with the master lease, the venture has commitments of $440,000 for each of the years ending December 31, 2016, 2017, 2018, 2019 and 2020 and aggregate commitments of $6,047,000 thereafter. The Trust also has a ground lease related to its Orlando, Florida property which calls for ground rent of $2.00 per year through December 31, 2017 and then fair market value for each successive renewal term. The building lease requires the tenant to perform all covenants under the ground lease including the payment of ground rent.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2016

(Unaudited)

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

11.	Related-Party Transactions

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

In connection with the adoption of the plan of liquidation, the Trust accrues costs it expects to incur through the end of the liquidation. In this regard, at June 30, 2016 the Trust has accrued, based on its estimates of the timing and amounts of liquidating distributions to be paid to Common Shareholders, base management fees of $4,103,000, exclusive of the $1,298,000 included in related party fees payable. The amount is included in liabilities for estimated costs in excess of estimated receipts during liquidation. Actual fees incurred may differ significantly from these estimates due to inherent uncertainty in estimating future events.

Incentive Fee / Termination Fee - The incentive fee is equal to 20% of any amounts available for distribution in excess of the threshold amount and is only payable at such time, if at all, (i) when holders of the Trust’s Common Shares receive aggregate dividends above the threshold amount or (ii) upon termination of the Advisory Agreement if the net value of the Trust’s assets exceeds the threshold amount based on then current market values and appraisals. That is, the incentive fee is not payable annually but only at such time, if at all, as shareholders have received dividends in excess of the threshold amount (set at $569,963,000 on December 31, 2014 plus an annual return thereon equal to the greater of (x) 4% or (y) the 5 year U.S. Treasury Yield plus 2.5%, which equated to 4.0% for the second quarter of 2016, (such return, the “Growth Factor”) less any dividends paid from and after January 1, 2015). The incentive fee will also be payable if the Advisory Agreement is terminated, other than for cause (as defined) by the Trust or with cause by the Trust’s Advisor, and if on the date of termination the net value of the Trust’s assets exceeds the threshold amount. At June 30, 2016, exclusive of the $1.25 per Common Share liquidating distribution paid on July 1, 2016, the threshold amount required to be distributed before any incentive fee would be payable to FUR Advisors was $364,465,000, which was equivalent to $10.17 per Common Share. At June 30, 2016, based on the Trust’s estimate of liquidating distributions, it is estimated that the Advisor would be entitled to an incentive fee of $12,060,000 in connection with the liquidation. This amount has been accrued and is included in liabilities for estimated costs in excess of estimated receipts during liquidation.

With respect to the termination fee, it is only payable if there is (i) a termination of the Advisory Agreement for any reason other than for cause (as defined) by the Trust or with cause by the Trust’s Advisor, (ii) a disposition of all or substantially all of the Trust’s assets, or (iii) an election by the Trust to orderly liquidate the Trust’s assets. The termination fee, if payable, is

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2016

(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

equal to the lesser of (i) the base management fee paid to the Trust’s Advisor for the prior twelve month period or (ii) either (x) in the case of a termination of the Advisory Agreement, 20% of the positive difference, if any between (A) the appraised net asset value of the Trust’s assets at the date of termination and (B) the threshold amount less $104,980,000, or (y) in the case of a disposition or liquidation, 20% of any dividends paid on account of the Trust’s Common Shares at such time as the threshold amount is reduced to $104,980,000, which, as of June 30, 2016, will be achieved at such time as aggregate distributions of approximately $7.24 per Common Share in excess of the Growth Factor have been paid. For example, if the Trust had been liquidated at June 30, 2016, the termination fee would only have been payable if total dividends of approximately $7.24 per Common Share had been paid, and then only until the total termination fee paid would have equaled $9,496,000 (the base management fee for the twelve months prior to the approved plan of liquidation), which amount would be achieved when total dividends paid per Common Share equaled approximately $8.29. At June 30, 2016 it is estimated that the Advisor will be entitled to a termination fee of $9,496,000 in connection with the liquidation. This amount has been accrued and is included in liabilities for estimated costs in excess of estimated receipts during liquidation.

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

The following table sets forth the fees and reimbursements paid by the Trust for the six months ended June 30, 2016 and 2015 to FUR Advisors and Winthrop Management (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Base Asset Management Fee (1)	$1,298	$1,635	$2,718	$3,319
Property Management Fee	174	261	358	545
Construction Management Fee	3	66	3	97

	$1,475	$1,962	$3,079	$3,961

(1)	Includes fees on third party contributions of $3 and $7 for the three months ended June 30, 2016 and 2015, respectively, and of $10 and $14 for the six months ended June 30, 2016 and 2015, respectively.

At June 30, 2016 $1,298,000 payable to FUR Advisors and $96,000 payable to Winthrop Management were included in related party fees payable.

12.	Restricted Share Grants

On February 1, 2013 the Board approved the issuance of 600,000 shares of Restricted Common Shares (“Restricted Shares”) to the Trust’s Advisor, 500,000 of which were subject to the approval of the shareholders to the increase in the number of shares issuable under the Trust’s 2007 Stock Option Plan (the “2007 Plan”). The initial 100,000 Restricted Shares were issued on February 28, 2013. At the May 21, 2013 annual shareholders meeting the increase in shares issuable under the 2007 Plan from 100,000 to 1,000,000 was approved by the requisite number of shareholders and the remaining 500,000 shares were issued on May 28, 2013. The Restricted Shares were subject to forfeiture through May 5, 2016 (the “Forfeiture Period”). The Restricted Shares fully vested at the expiration of the Forfeiture Period and all prior dividends that were held in escrow were released and paid to the holders of the Restricted Shares.

There were no Restricted Shares issued and outstanding at June 30, 2016.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2016

(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Subsequent Events

The Trust has performed an evaluation of subsequent events through the date of issuance of the consolidated financial statements and noted no items requiring adjustment of the consolidated financial statements or additional disclosure.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2016

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

In order to comply with applicable tax laws, any of our assets not sold by August 5, 2016 will be transferred into a liquidating trust. When we transfer our remaining assets and liabilities to a liquidating trust, holders of our Common Shares will receive beneficial interests in the liquidating trust equivalent to those held in the Trust. Holders of our Common Shares should note that unlike our Common Shares, which are freely transferable, beneficial interests in the liquidating trust will generally not be transferable except by will, intestate succession or operation of law. Therefore, the recipients of the interests in the liquidating trust will not have the ability to realize any value from these interests except from distributions made by the liquidating trust, the timing of which will be solely in the discretion of the liquidating trust’s trustees. As compared to the Trust which is required to comply with all of the filing requirements of the Securities and Exchange Commission for publicly traded entities, based on current guidance provided by the Securities and Exchange Commission we anticipate that the liquidating trust will file only annual reports containing unaudited financial statements on Form 10-K and current reports on Form 8-K with the Securities and Exchange Commission.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2016

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

The fair market value of assets transferred to the liquidating trust and the liabilities assumed by the liquidating trust will be equal to the average of the high and low trading price on August 1, 2016, the last day of trading of the Common Shares on the New York Stock Exchange. This information will be provided in a press release issued by us on or about August 5, 2016 and the trustees of the liquidating trust will furnish the beneficiaries of the liquidating trust a statement of their pro rata share of the assets transferred to, and the liabilities assumed by, the liquidating trust. You will recognize taxable gain or loss when all or part of your pro rata portion of an asset held by the liquidating trust is disposed of for an amount greater or less than the fair market value of such asset at the time it was transferred to the liquidating trust. In addition, you will be required to take into account in computing your taxable income, your pro rata share of each item of income, gain and loss of the liquidating trust, the character of which items will pass through to you.

The liquidating trustee will file tax returns for the liquidating trust, and will send to each holder of an interest in the liquidating trust a separate statement setting forth the holder’s share of items of income, gain, loss, deduction and credit. Each holder must report such items on its federal income tax return regardless of whether the liquidating trust makes current cash distributions. An individual U.S. shareholder who itemizes deductions may be unable to deduct his pro rata share of fees and expenses of the liquidating trust for regular federal income tax purposes except to the extent that such amount, together with the U.S. shareholder’s other miscellaneous itemized deductions, exceeds 2% of his adjusted gross income, and may be unable to deduct such expenses at all for alternative minimum tax purposes. Additional information relating to the federal income tax considerations upon the transfer of the Trust’s remaining assets and liabilities into the liquidating trust are described in detail in our proxy statement that was filed with the Securities and Exchange Commission on June 26, 2014. A copy of the proxy statement is available on the Securities and Exchange Commission’s website www.sec.gov as well as the Trust’s website, www.winthropreit.com, under the investor relations tab.

The timing and amount of the liquidating distributions to the shareholders will be determined by our Board of Trustees. The dissolution process and the amount and timing of distributions to shareholders involve risks and uncertainties. As such, it is impossible at this time to determine the ultimate amount of liquidation proceeds that will actually be distributed to holders of Common Shares or the timing of such payments. To date, inclusive of the $1.25 per Common Share paid on July 1, 2016, liquidating distributions totaling $7.75 per Common Share have been paid.

At July 27, 2016 we held seven consolidated operating properties, one of which is currently under contract for sale, eight equity investments, one of which is currently under contract for sale and three loans receivable.

Consolidated Operating Properties

As of June 30, 2016 and December 31, 2015 our consolidated properties were approximately 92% and 96% leased, respectively.

Investment Activity

701 Seventh Avenue – We invested an additional $7,276,000 in this venture in the first half of 2016 bringing aggregate capital contributions to $122,765,000 at June 30, 2016. We have committed to invest up to $125,000,000 in the aggregate in this venture. To date in the third quarter of 2016 we have invested an additional $2,201,000 in this venture.

Sullivan Center – We funded $2,794,000 in the first quarter of 2016 for improvements at the Sullivan Center property in Chicago, Illinois that were not met by current operating cash flow at the property. All amounts funded were considered additions to the mezzanine loan and accrued interest at the rate of 15% per annum.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2016

(Unaudited)

Disposition Activity

Highgrove, Stamford, Connecticut – property sale - On May 19, 2016 the venture in which we hold an 83.7% interest sold its apartment building located in Stamford, Connecticut for gross proceeds of $87,500,000. Proceeds of the sale were used to fully satisfy the $77,767,000 mortgage loan collateralized by the property and the venture’s remaining property in Houston, Texas. Exclusive of the forfeited deposits discussed below, the liquidation value of the property was $87,500,000 at March 31, 2016 and $85,000,000 at December 31, 2015.

The property was previously under contract with a different purchaser which contract was terminated on January 21, 2016 due to the prospective purchaser’s inability to timely close. In accordance with the terms of that contract, the venture retained the prospective purchaser’s $5,000,000 deposit. Subsequently, the venture entered into a settlement agreement with the prospective purchaser which provided for a return of a portion of the retained deposit. In February 2016 the venture returned $1,000,000 of the previously retained deposit and, upon the sale of the property, the venture returned an additional $1,500,000 of the previously retained deposit.

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

Lake Brandt, Greensboro, North Carolina – property sale - On May 12, 2016 we sold to an independent third party our residential property known as Lake Brandt Apartments for gross proceeds of $20,000,000 and received net proceeds of $6,296,000 after satisfaction of third party mortgage debt and closing costs. The liquidation value was $20,000,000 at March 31, 2016 and December 31, 2015.

Jacksonville, Florida – property sale – On June 30, 2016 we sold to an independent third party our warehouse property in Jacksonville, Florida for gross proceeds of $10,500,000. In connection with the sale, we provided seller financing of $8,400,000 which loan requires interest only payments and matures on July 1, 2019. The loan bears interest at the rate of LIBOR plus 5% with a floor of 6% and a ceiling of 8%. The liquidation value was $10,500,000 at March 31, 2016 and $11,432,000 at December 31, 2015.

One East Erie, Chicago, Illinois – contract for sale – On June 10, 2016 we entered into a contract with an independent third party to sell our office property known as One East Erie for gross proceeds of $47,900,000. The buyer’s $1,250,000 deposit under the contract is non-refundable. If consummated, the sale is expected to close in the third quarter of 2016. The liquidation value at June 30, 2016 was $47,900,000 which reflects the contract for sale. The liquidation value was $49,590,000 at March 31, 2016 and $53,000,000 at December 31, 2015.

Mentor Retail – contract for sale – On June 10, 2016 the venture in which we hold a 49.9% interest entered into a contract to sell the property for gross proceeds of $10,450,000. The buyer’s $400,000 deposit under the contract is non-refundable as of July 14, 2016. If consummated, the sale is expected to close in the third quarter of 2016. Based on the contract for sale, we expect to receive future distributions from the venture totaling approximately $3,973,000. The liquidation value at June 30, 2016 has been increased by approximately $1,055,000 to reflect our expected distributions from the venture resulting from the sale of the property.

Leasing Activity

701 Seventh Avenue, New York, New York – The venture which owns 701 Seventh Avenue in Times Square has entered into a lease agreement with Cirque Theatrical, LLC for a venture between Cirque du Soleil and National Football League Properties. The retail lease includes part of the ground floor fronting Seventh Avenue, the entire 2nd, 3rd and 4th floors as well as part of the superstructure sign.

The venture also entered into a lease with The Hershey Company for retail space of approximately 6,940 square feet of space on the ground floor and approximately 3,100 square feet of the superstructure sign.

Liquidity and Capital Resources

At June 30, 2016 we held $14,221,000 in unrestricted cash and cash equivalents. Our total assets and net assets in liquidation were $577,169,000 and $386,597,000, respectively at June 30, 2016. Our ability to meet our obligations is contingent upon the disposition of our assets in accordance with our plan of liquidation. We estimate that the proceeds from the sale of assets pursuant to the plan of liquidation will be adequate to pay our obligations, however, we cannot provide any assurance as to the prices or net proceeds we will receive from the disposition of our assets.

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

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2016

(Unaudited)

•	rents and reimbursements received from our operating properties;

•	payments received under our loan assets;

•	sale of existing assets; and

•	cash distributions from joint ventures.

Contractual Obligations

Future Funding Requirements

We have future funding requirements relating to our 701 Seventh Avenue investment which total approximately $2,235,000 at June 30, 2016 with the option to fund our pro-rata share of additional capital calls in excess of our $125,000,000 commitment if we believe the additional investment would be accretive to the holders of our Common Shares. Of this amount, we funded $2,201,000 in July 2016 leaving us with a future funding requirement of $34,000.

Debt Maturities

At June 30, 2016, our statement of net assets contains mortgage loans payable of $106,014,000. We have $5,382,000 of mortgage debt maturing in 2016 and $40,589,000 maturing in 2017, with the remainder maturing in 2018 or later. The debt maturing in 2016 is expected to be refinanced or repaid from the proceeds of other asset sales. We continually evaluate our debt maturities and based on our current assessment, we believe that, to the extent we are unable to sell an asset prior to a loan’s maturity, there are viable financing and refinancing alternatives for debts as they mature that will not materially adversely impact our liquidity or our expected financial results.

Cash Flows

Our level of liquidity based upon cash and cash equivalents decreased by approximately $6,907,000 from $21,128,000 at December 31, 2015 to $14,221,000 at June 30, 2016.

The holders of Common Shares approved a plan of liquidation on August 5, 2014 and we adopted the liquidation basis of accounting effective August 1, 2014. We did not make any acquisitions in new investments since the adoption of the plan of liquidation, and in accordance with the plan of liquidation, no further acquisitions are expected.

Our primary sources of non-operating cash flow for the six months ended June 30, 2016 include:

•	$93,139,000 in distributions from our Sullivan Center joint ventures as a result of the sale of our interests;

•	$87,500,000 of proceeds from the sale of our Highgrove property;

•	$20,000,000 of proceeds from the sale of our Lake Brandt property;

•	$10,500,000 of proceeds from the sale of our Jacksonville, Florida property; and

•	$1,364,000 in distributions from our Concord Debt Holdings equity investment from the payoff of an underlying loan asset.

Our primary non-operating uses of cash flow for the six months ended June 30, 2016 include:

•	$111,081,000 for principal payments on mortgage loans payable;

•	$72,850,000 for payment of liquidating distributions to our holders of Common Shares;

•	$45,531,000 to fund the accrued liquidating distributions to our holders of Common Shares which was paid on July 1, 2016;

•	$7,276,000 for additional contributions to our 701 Seventh Avenue equity investment;

•	$2,794,000 for additional contributions to our WRT One South State Lender equity investment;

•	$2,666,000 for additional contributions to our 446 Highline equity investment; and

•	$1,219,000 for distributions to non-controlling interests.

Our primary sources of non-operating cash flow for the six months ended June 30, 2015 include:

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2016

(Unaudited)

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

Our remaining assets continue to perform in a manner that is relatively consistent with prior reporting periods. We have experienced no significant changes in occupancy or rental rates and, with the exception of our Rockwell loan receivable, our loan assets continue to perform in accordance with their terms. While our Mosaic Apartments property in Houston, Texas has maintained consistent operations, capitalization rates for real estate have increased due to investor concerns over the impact of energy prices on the Houston market resulting in lower sales prices.

Due to the adoption of the plan of liquidation we are no longer reporting funds from operations as we no longer consider this to be a key performance measure.

Changes in Net Assets in Liquidation

Period from January 1, 2016 through June 30, 2016

Net assets in liquidation decreased by $129,799,000 during the period January 1, 2016 through June 30, 2016. The decrease in net assets in liquidation was the result of $118,381,000 of liquidating distributions to holders of our Common Shares, inclusive of the $1.25 per Common Share distribution which was accrued at June 30, 2016 and paid on July 1, 2016, plus an $11,418,000 net decrease in liquidation values. The primary reasons for the decrease in liquidation values were as follows:

•	A $6,500,000 decrease in the liquidation value of our Houston, Texas residential property due to unfavorable changes in the Houston real estate market, partially offset by a $2,650,000 increase in estimated receipts due to a change in the anticipated holding period of the property and a corresponding $628,000 decrease in the liability for non-controlling interest in this property;

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2016

(Unaudited)

•	a $6,466,000 decrease in the liquidation value of our Orlando, Florida office property partially offset by a $3,773,000 net increase in estimated receipts and closing costs due to a reduction in future tenant improvement costs;

•	a $5,100,000 decrease in the liquidation value of our Chicago, Illinois (One East Erie) property resulting from the contract for sale, partially offset by a $705,000 net increase in estimated receipts and closing costs due to a change in the anticipated holding period of the property;

•	a $2,613,000 decrease in estimated receipts and closing costs plus a $932,000 decrease in the liquidation value of our Jacksonville, Florida property due to the contract for sale, partially offset by an increase in estimated receipts of $1,280,000 resulting from the seller financing of the property;

•	a $922,000 decrease in the liquidation value of our Lisle, Illinois office property as a result of recent marketing efforts plus a $372,000 net decrease in estimated receipts and closing costs at the property due to increased tenant improvement costs; and

•	an $879,000 decrease in the liquidation value of our Concord Debt Holdings equity investment due to the uncertainty of collection of one of the underlying loan assets.

Primarily offset by:

•	a $4,138,000 increase in the liquidation value of our Churchill, Pennsylvania mixed use property, partially offset by a $3,869,000 decrease in estimated receipts due to additional tenant improvement costs and a change in the anticipated holding period;

•	a $2,320,000 decrease in the estimated fees payable to our advisor over the duration of the liquidation;

•	a $1,317,000 net increase in estimated receipts from our 450 West 14th Street equity investment due to estimated future returns on new capital contributed in the second quarter in 2016 in connection with refinancing the first mortgage debt on the property;

•	a $1,055,000 increase in the liquidation value of our Mentor Retail equity investment as a result of the contract for sale; and

•	a $794,000 increase in the liquidation value of our WRT One South State Lender equity investment due to a change in the anticipated holding period of this investment.

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

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2016

(Unaudited)

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

FORM 10-Q JUNE 30, 2016

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

The table below presents information about the Trust’s derivative financial instruments at June 30, 2016 (in thousands):

Type	Maturity	Strike Rate	Notional Amount of Hedge	Cost of Hedge
Cap	November 2017	4.00%	$50,000	$165
Cap	May 2018	1.25%	50,480	83
Cap	June 2018	1.50%	45,000	51
Cap	November 2018	5.00%	50,000	220

The fair value of our mortgage loans payable, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, was $102,408,000 and $172,222,000 at June 30, 2016 and December 31, 2015, respectively.

The following table shows what the annual effect a change in the LIBOR rate would have on interest expense based upon our variable rate debt at June 30, 2016 taking into consideration the effect of our derivative financial instruments (in thousands):

	Change in LIBOR (2)
	-0.47%	1%	2%	3%
Change in consolidated interest expense	$(234)	$504	$573	$627
Pro-rata share of change in interest expense of debt on non-consolidated entities (1)	(211)	98	98	98

(Increase) decrease in net assets in liquidation	$(445)	$602	$671	$725

(1)	Represents our pro-rata share of a change in interest expense in our 701 Seventh Avenue and 450 West 14th Street equity investments.
(2)	The one-month LIBOR rate at June 30, 2016 was 0.46505%.

We may utilize various financial instruments to mitigate the potential negative impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2016

(Unaudited)

The following table shows what the annual effect a change in the LIBOR rate would have on interest income based upon our variable rate loan assets at June 30, 2016 (in thousands):

	Change in LIBOR (1)
	-0.44%	1%	2%	3%
Change in consolidated interest income	$(2)	$42	$130	$178
Pro-rata share of change in interest income of loan assets in non-consolidated entities	—	—	—	—

Increase (decrease) in net assets in liquidation	$(2)	$42	$130	$178

(1)	The one-month LIBOR rate at June 30, 2016 was 0.46505%.

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

FORM 10-Q JUNE 30, 2016

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

As of June 30, 2016 an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Other Matters

There have been no changes in our internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2016

(Unaudited)

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2016

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winthrop Realty Trust

Date: July 28, 2016	By:	/s/ Michael L. Ashner
Michael L. Ashner
Chief Executive Officer

Date: July 28, 2016	By:	/s/ John A. Garilli
John A. Garilli
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2016

EXHIBIT INDEX

Exhibit	Description	Page Number

3.1	Second Amended and Restated Declaration of Trust as of May 21, 2009 - Incorporated by reference to Exhibit 3.1 to the Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2009.	-

3.2	By-laws of Winthrop Realty Trust as amended and restated on November 3, 2009 - Incorporated by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed November 6, 2009.	-

3.3	Amendment to By-laws - Incorporated by reference to Exhibit 3.1 to the Trust’s Current Report on Form 8-K filed March 6, 2010.	-

4.1	Form of certificate for Common Shares of Beneficial Interest - Incorporated by reference to Exhibit 4.1 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008.	-

4.2	Agreement of Limited Partnership of WRT Realty L.P., dated as of January 1, 2005 - Incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed January 4, 2005.	-

4.3	Amendment No. 1 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of December 1, 2005 - Incorporated by reference to Exhibit 4.4 to the Trust’s Current Report on Form 10-K filed March 15, 2012.	-

4.4	Amendment No. 2 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of November 28, 2011 – Incorporated by reference to the Trust’s Current Report on Form 8-K filed November 28, 2011.	-

4.5	Amendment No. 3 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of March 23, 2012 – Incorporated by reference to the Trust’s Current Report on Form 8-K filed March 23, 2012	-

4.6	Amended and Restated Certificate of Designations of 9.25% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest - Incorporated by reference to the Trust’s Current Report on Form 8-K filed March 23, 2012.	-

4.7	Form of Specimen Certificate for the 9.25% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest - Incorporated by reference to Exhibit 4.2 to Trust’s Form 8-A filed with the Securities and Exchange Commission on November 23, 2011.	-

10.1	Stock Purchase Agreement between the Trust and FUR Investors, LLC, dated as of November 26, 2003, including Annex A thereto, being the list of Conditions to the Offer - Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed December 1, 2003.	-

10.2	Third Amended and Restated Advisory Agreement dated February 1, 2013, between the Trust, WRT Realty L.P. and FUR Advisors LLC - Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed February 4, 2013.	-

10.3	Exclusivity Services Agreement between the Trust and Michael L. Ashner - Incorporated by reference to Exhibit 10.4 to the Trust’s Current Report on Form 8-K filed December 1, 2003.	-

10.4	Amendment No. 1 to Exclusivity Agreement, dated November 7, 2005 - Incorporated by reference to Exhibit 10.7 to the Trust’s Current Report on Form 8-K filed November 10, 2005.	-

10.5	Amendment No. 2 to Exclusivity Agreement, dated February 1, 2013 - Incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed February 4, 2013.	-

WINTHROP REALTY TRUST

FORM 10-Q JUNE 30, 2016

Exhibit	Description	Page Number

10.6	Covenant Agreement between the Trust and FUR Investors, LLC - Incorporated by reference to Exhibit 10.5 to the Trust’s Current Report on Form 8-K filed December 1, 2003.	-

10.7	Amendment No. 1 to Covenant Agreement, dated February 4, 2013 - Incorporated by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K filed February 4, 2013.	-

10.8	Winthrop Realty Trust 2007 Long Term Stock Incentive Plan - Incorporated by reference to the Trust’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 30, 2007.	-

10.9	Restricted Share Award Agreement, dated February 1, 2013, between Winthrop Realty Trust and Michael L. Ashner - Incorporated by reference to Exhibit 10.4 to the Trust’s Current Report on Form 8-K filed February 4, 2013.	-

10.10	Restricted Share Award Agreement, dated February 1, 2013, between Winthrop Realty Trust and Carolyn Tiffany - Incorporated by reference to Exhibit 10.4 to the Trust’s Current Report on Form 8-K filed February 4, 2013.	-

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)

101.INS	XBRL Report Instance Document	(1)

101.SCH	XBRL Taxonomy Extension Schema Document	(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(1)

(1)	filed herewith