Form 10-K
period 2016-12-31
Winthrop Realty Liquidating Trust
filed 2017-03-08
CIK 37008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-6249*

WINTHROP REALTY LIQUIDATING TRUST

(Exact name of Registrant as specified in its certificate of incorporation)

Ohio	81-3676093
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

7 Bulfinch Place, Suite 500, Boston, Massachusetts	02114
(Address of principal executive offices)	(Zip Code)

(617) 570-4614

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.*    Yes  ☐    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    Yes  ☐    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of February 28, 2017, there were 36,425,084 units of beneficial interest in Winthrop Realty Liquidating Trust outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

*	Winthrop Realty Liquidating Trust is the transferee of the assets and liabilities of Winthrop Realty Trust and files reports under the Commission file number for Winthrop Realty Trust. Winthrop Realty Trust filed a Form 15 on October 3, 2016 indicating its notice of termination of registration and suspension of filing requirements.

WINTHROP REALTY LIQUIDATING TRUST

CROSS REFERENCE SHEET PURSUANT TO ITEM G,

GENERAL INSTRUCTIONS TO FORM 10-K

Item of Form 10-K

CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING STATEMENTS

Any statements included in this annual report on Form 10-K, including any statements in the document that are incorporated by reference herein that are not strictly historical are forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements contained or incorporated by reference herein should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans, intentions or anticipated or projected events, results or conditions. Such forward-looking statements are dependent on assumptions, data or methods that may be incorrect or imprecise and they may be incapable of being realized. Such forward-looking statements include statements with respect to:

•	the declaration or payment of liquidating distributions by us;

•	the ownership, management and operation of properties;

•	potential dispositions of our assets;

•	our policies regarding dispositions and other matters;

•	the real estate industry and real estate markets in general;

•	interest rates;

•	general economic conditions;

•	trends affecting us or our assets; and

•	the anticipated performance of our assets including, without limitation, statements regarding anticipated revenues, cash flows, funds, property net operating income, operating or profit margins and sensitivity to economic downturns or anticipated growth or improvements in any of the foregoing.

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

All references to the “Liquidating Trust”, “we”, “us”, “our” or the “Company” refer to Winthrop Realty Liquidating Trust and its consolidated subsidiaries.

General

Winthrop Realty Liquidating Trust was organized on July 28, 2016 as a liquidating trust pursuant to a plan of liquidation of Winthrop Realty Trust, which we refer to as Winthrop. Winthrop, which began operations in 1961 under the name First Union Real Estate Equity and Mortgage Investments and changed its name to Winthrop Realty Trust in 2005, was a real estate investment trust formed under the laws of the State of Ohio. Winthrop conducted its business through its wholly owned operating partnership, WRT Realty L.P., a Delaware limited partnership, which we refer to as the Operating Partnership. From January 1, 2004 through August 5, 2016, Winthrop was externally managed by FUR Advisors LLC, which we refer to as FUR Advisors or our Advisor. Since August 5, 2016, FUR Advisors has continued to manage our assets. The Advisor is majority owned by Winthrop’s former executive officers and senior management, including Michael L. Ashner and Carolyn Tiffany, two of our Trustees.

Winthrop’s primary business was owning real property and real estate related assets. On April 28, 2014 Winthrop’s Board of Trustees adopted a plan of liquidation. The plan, which provided for an orderly liquidation of Winthrop’s assets, was approved by holders of a majority of Winthrop’s common shares of beneficial interests (“Common Shares”) at a special meeting of shareholders on August 5, 2014. Under the plan of liquidation, if all of the assets of Winthrop were not disposed of by August 5, 2016, the then remaining assets and liabilities of Winthrop would be assigned to a liquidating trust.

On August 5, 2016, in accordance with Winthrop’s plan of liquidation, Winthrop transferred the then remaining assets and liabilities, including its ownership interests in the Operating Partnership, to the Liquidating Trust. The Liquidating Trust is governed by a Liquidating Trust Agreement by and among Winthrop and Michael L. Ashner, Howard Goldberg and Carolyn Tiffany, as trustees. Upon the transfer of the assets and liabilities to us on August 5, 2016, each Common Share was automatically converted into one unit of beneficial interest in the Liquidating Trust, which we refer to as Units, and each holder of Common Shares become a beneficiary of the Liquidating Trust, which we refer to as beneficiaries. On October 3, 2016, Winthrop filed a Form 15 with the Securities and Exchange Commission (the “SEC”) to terminate the registration of the Common Shares under the Securities Exchange Act of 1934, as amended, and Winthrop ceased filing reports under that Act. In reliance on prior guidance by the SEC, the Liquidating Trust will only file with the SEC annual reports on Form 10-K and current reports on Form 8-K.

The sole purpose of the Liquidating Trust is to wind up the affairs of Winthrop by liquidating its remaining assets, satisfying the assumed liabilities, paying all costs and expenses of the Liquidating Trust and distributing the remaining proceeds to the beneficiaries. We have no objective to continue or engage in the conduct of a trade or business, expect as necessary for the orderly liquidation of the remaining assets.

Under the plan of liquidation Winthrop was not, and under our Liquidating Trust Agreement, we are not, permitted to make any new investments other than protective acquisitions or advances with respect to our existing assets. We are permitted to satisfy any existing contractual obligations including any capital call requirements and acquisitions or dispositions pursuant to buy-sell provisions under existing joint venture documentation and pay for required tenant improvements and capital expenditures at our real estate properties. We are also permitted to invest our cash reserves in short-term U.S. Treasuries or other short-term obligations. The Liquidating Trust Agreement enables us to sell any and all of our assets without further approval of the beneficiaries and provides that liquidating distributions be made to the beneficiaries as determined by our trustees.

Pursuant to the Liquidating Trust Agreement, our affairs are overseen by three trustees, Michael L. Ashner, Howard Goldberg and Carolyn Tiffany. Until such time as our remaining assets are less than $250 million, the Liquidating Trust is required to use its commercially reasonable efforts to have one of its trustees satisfy the independence requirements of the New York Stock Exchange (“NYSE”). FUR Advisors continues to administer our day to day affairs including overseeing the operation, management and disposition of our remaining assets. For providing these and other services, FUR Advisors is entitled to a base management fee and, in certain instances, an incentive fee and termination fee. See “Employees” below for a description of the fees payable to FUR Advisors.

As a liquidating trust, Units are not freely transferable. Units will generally not be transferable except by will, intestate succession or operation of law. Therefore, the beneficiaries do not have the ability to realize any value from the Units except from distributions made by the Liquidating Trust, the timing of which will be solely at the discretion of our Trustees.

The Liquidating Trust will terminate upon the earlier of (i) the distribution of all of the remaining assets of the Liquidating Trust in accordance with the terms of the Liquidating Trust Agreement, or (ii) August 5, 2019. The Liquidating Trust may be extended beyond August 5, 2019 if our Trustees determine that an extension is reasonably necessary to fulfill the purpose of the Liquidating Trust. Although no assurances can be given, it is anticipated that the liquidation will be completed by December 31, 2018.

The dissolution process and the amount and timing of distributions involves risks and uncertainties. As such, it is impossible at this time to determine the ultimate amount of liquidation proceeds that will actually be distributed to beneficiaries or the timing of such payments. Accordingly, no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in the Consolidated Statements of Net Assets. Prior to August 5, 2016, Winthrop paid liquidating distributions totaling $7.75 per Common Share. Subsequent to the transfer to the Liquidating Trust, liquidating distributions totaling $1.50 per Unit have been paid.

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

Assets

At the time of the adoption of the plan of liquidation, Winthrop held 20 consolidated operating properties, 18 equity investments, eight loans receivable, one secured financing receivable and one loan security. At December 31, 2016, we held seven consolidated operating properties, six equity investments and one loan receivable.

At December 31, 2016 we had total assets of $473,913,000 and net assets in liquidation of $327,927,000. The net assets in liquidation at December 31, 2016 would result in liquidating distributions of approximately $9.00 per Unit.

Operating Properties

See Item 2. Properties for a description of our Operating Properties

Operating Property Activity

701 Seventh Avenue, New York, New York – capital contributions/refinancing – During 2016, Winthrop and us made additional capital contributions of $13,013,000 with respect to our interest in the venture that holds an indirect interest in the property located at 701 Seventh Avenue, New York, New York, bringing aggregate capital contributions through December 31, 2016 to $128,502,000. We have contractually obligated to contribute up to $137,256,000 to the venture. No capital contributions have been made in 2017, and no capital calls are expected for the remainder of 2017.

On November 1, 2016 this venture refinanced a portion of its existing indebtedness with a new $510,000,000 mortgage loan and a new $255,500,000 mezzanine loan. The new loans bear interest at a blended rate of LIBOR plus 6.49% per annum with a LIBOR floor of 0.40%, require payments of interest only and mature November 9, 2018, subject to three six-month extensions. These new loans replaced the existing mortgage and mezzanine loans in the aggregate amount of $615,000,000 and which bore interest at LIBOR plus 8% per annum. The existing $200,000,000 EB-5 mezzanine loan which bears interest at 5.9% per annum remains in place.

At closing, $237,500,000 of the mortgage loan and $176,000,000 of the mezzanine loan were drawn down. At December 31, 2016 the outstanding balances on the mortgage loan, mezzanine loan and EB-5 loan were $240,041,000, $203,466,000 and $195,000,000, respectively. The remaining $326,993,000 in the aggregate is available to be drawn down to fund completion of construction of the retail and hotel development.

446 Highline LLC (450 West 14th Street), New York, New York – refinancing – On April 13, 2016 the venture in which we hold a preferred equity interest refinanced the first mortgage debt collateralized by the underlying property. In connection with the refinancing, Winthrop funded approximately $3,175,000 to the venture to cover closing costs and to fund initial escrows. Of this amount, $2,540,000 is considered to be a capital contribution and the remaining $635,000 was a loan to its venture partner. The partner loan bore interest at 12% per annum and was due on July 5, 2016. The partner loan was repaid in full in July 2016. Upon repayment of the partner loan, the venture partner has been deemed to have made a capital contribution to the venture in the amount of the partner loan.

Disposition Activity

Sullivan Center, Chicago, Illinois – sale of interest - On April 27, 2016 Winthrop sold its interests in this asset to its venture partner for aggregate gross proceeds of approximately $95,270,000 which included the ownership interest in the mezzanine loan that was classified as a secured financing. The sale price was consistent with Winthrop’s liquidation value at December 31, 2015.

Lake Brandt, Greensboro, North Carolina – property sale - On May 12, 2016 Winthrop sold to an independent third party its residential property known as Lake Brandt Apartments for gross proceeds of $20,000,000 and received net proceeds of $6,296,000 after satisfaction of third party mortgage debt and closing costs. The liquidation value was $20,000,000 at December 31, 2015.

Highgrove, Stamford, Connecticut – property sale - On May 19, 2016 the venture in which Winthrop held an 83.7% interest sold its apartment building located in Stamford, Connecticut for gross proceeds of $87,500,000. Proceeds of the sale were used to fully satisfy the $77,767,000 mortgage loan collateralized by the property and the venture’s remaining property in Houston, Texas. Exclusive of the forfeited deposits discussed below, the liquidation value of the property was $85,000,000 at December 31, 2015.

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

Jacksonville, Florida – property sale – On June 30, 2016 Winthrop sold to an independent third party its warehouse property in Jacksonville, Florida for gross proceeds of $10,500,000. In connection with the sale, Winthrop provided seller financing of $8,400,000 which loan requires interest only payments and matures on July 1, 2019. The loan bears interest at the rate of LIBOR plus 5% with a floor of 6% and a ceiling of 8%. The liquidation value was $11,432,000 at December 31, 2015.

Mentor Retail, Chicago, Illinois – property sale – On July 29, 2016 the venture in which Winthrop held a 49.9% interest sold the Mentor Retail property located in Chicago, Illinois for gross proceeds of $10,450,000. During 2016 Winthrop received aggregate distributions of $3,906,000 from this venture which includes Winthrop’s share of operating cash flow and sale proceeds through the dissolution of the venture. The liquidation value of this investment was $2,986,000 at December 31, 2015.

One East Erie, Chicago, Illinois – property sale – On August 11, 2016 we sold to an independent third party our office property known as One East Erie for gross proceeds of $47,900,000 and received net proceeds of $46,982,000 after payment of closing costs. The liquidation value was $53,000,000 at December 31, 2015.

Loan Assets

The following table sets forth certain information relating to our loans receivable and loans held in equity investments. All information presented is as of December 31, 2016 (in thousands):

	Position	Asset Type	Location	Stated Interest Rate (1)	Carrying Amount (2)	Par Value	Maturity Date (3)	Senior Debt (4)
Name
Loans Receivable

Jacksonville (5)	Whole Loan	Warehouse	Jacksonville, FL	LIBOR + 5%	$8,400	$8,400	07/01/19	$—

					$8,400

Loans in Equity Investment

Our loan assets held in equity investments consist of our investments in Concord Debt Holdings LLC, CDH CDO LLC and RE CDO Management LLC.

(1)	Represents contractual interest rates without giving effect to loan discount and accretion. The stated interest rate may be significantly different than our effective interest rate on certain loan investments.
(2)	Carrying amount represents the estimated amount expected to be collected on disposition of the loan, plus contractual interest receivable at December 31, 2016.
(3)	Maturity date after giving effect to all contractual extensions.
(4)	Debt which is senior in payment and priority to our loan.
(5)	The loan has an interest rate floor of 6% and an interest rate ceiling of 8%.

Loan Asset Repayment/Disposition Activity

Mentor Building, Chicago, Illinois – On July 29, 2016 the Mentor Retail Building which collateralized this loan receivable was sold, and Winthrop received $2,510,000 in full repayment of the loan plus all accrued and unpaid interest. The liquidation value of the loan receivable was $2,511,000 at December 31, 2015.

Churchill, Pennsylvania – On October 5, 2016 we entered into a discounted payoff agreement with the borrower under the Churchill loan. The agreement provided for the loan, which had an outstanding principal balance of $333,000 to be fully satisfied for $100,000. We received $100,000 in full satisfaction of the loan pursuant to the terms of the agreement. The liquidation value of the loan receivable was $0 at December 31, 2015.

Poipu Shopping Village – On November 10, 2016 we received $2,741,000 in full repayment, inclusive of all accrued and unpaid interest, on the B-Note collateralized by the Poipu Shopping Village located in Koloa, Hawaii. The liquidation value of the loan receivable was $2,756,000 at December 31, 2015.

Employees

As of December 31, 2016 we had no employees. Our day to day affairs are administered by the Advisor pursuant to the terms of an advisory agreement for five years effective January 1, 2013 which we refer to, as the same may be amended from time to time, as the “Advisory Agreement.” Upon expiration of the current term, the Advisory Agreement is automatically renewed for successive one-year periods unless terminated in accordance with the provisions of the Advisory Agreement.

Under the Advisory Agreement, our Advisor is paid a quarterly base management fee which, at December 31, 2016, equaled $880,000. The base management fee was determined based on the aggregate issuance price of the Common Shares at August 1, 2016. The Advisory Agreement provides that any liquidating distributions paid on account of Units that result in a reduction of the threshold amount (as described below) are deemed a reduction in the aggregate issuance price of the Common Shares, thereby resulting in a reduction of the base management fee. In addition to receiving a base management fee, our Advisor is entitled to receive an incentive fee for administering the Liquidating Trust and, in certain instances, a termination fee upon an early termination of the Advisory Agreement under certain circumstances. Further, our Advisor, or its affiliate, is also entitled to receive property management fees and construction management fees at commercially reasonable rates.

The incentive fee is equal to 20% of any amounts available for distribution in excess of the threshold amount and is only payable at such time, if at all, (i) when holders of our Units receive aggregate distributions above the threshold amount or (ii) upon termination of the Advisory Agreement if the net value of our assets exceeds the threshold amount based on then current market values and appraisals. That is, the incentive fee is not payable annually but only at such time, if at all, as we have paid liquidating distributions from and after December 31, 2016 in excess of the threshold amount ($271,614,000 on December 31, 2016 plus an annual return thereon equal to the greater of (x) 4% or (y) the 5 year U.S. Treasury Yield plus 2.5% (such return, the “Growth Factor”) less any distributions paid from and after January 1, 2017). The incentive fee will also be payable if the Advisory Agreement is terminated, other than for cause (as defined) by us or with cause by our Advisor, and if on the date of termination the net value of the Liquidating Trust’s assets exceeds the threshold amount. At December 31, 2016 the threshold amount required to be distributed before any incentive fee would be payable to FUR Advisors was $271,614,000, which was equivalent to $7.58 per Unit. At December 31, 2016, based on our estimate of liquidating distributions, it is estimated that the Advisor would be entitled to an incentive fee of $8,319,000 upon disposition of all our assets. This amount has been accrued and is reflected in our net assets in liquidation at December 31, 2016.

With respect to the termination fee, it is only payable if there is (i) a termination of the Advisory Agreement for any reason other than for cause (as defined) by us or with cause by our Advisor, or (ii) a disposition of all or substantially all of our assets. The termination fee, if payable, is equal to the lesser of (i) the base management fee paid to our Advisor for the prior twelve month period or (ii) either (x) in the case of a termination of the Advisory Agreement, 20% of the positive difference, if any between (A) the appraised net asset value of our assets at the date of termination and (B) the threshold amount less $104,980,000, or (y) in the case of a disposition, 20% of any liquidating distributions paid on account of our Units at such time as the threshold amount is reduced to $104,980,000, which, based on current estimates, will be achieved at such time as additional liquidating distributions of approximately $4.65 per Unit in excess of the Growth Factor have been paid. For example, if all of our assets were sold and the proceeds therefrom were distributed to holders of Units at January 1, 2017, the termination fee would only have been payable if additional liquidating distributions of approximately $4.65 per Unit had been paid, and then only until the total termination fee paid would have equaled $9,496,000 (the base management fee for the twelve months prior to the approved plan of liquidation), which amount would be achieved when total additional liquidating distributions paid per Unit equaled approximately $5.69. At December 31, 2016 it is estimated that the Advisor will be entitled to a termination fee of $9,496,000 upon the disposition of our remaining assets. This amount has been accrued and is reflected in our net assets in liquidation at December 31, 2016.

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

ITEM 1A – RISK FACTORS

In addition to other information in this annual report on Form 10-K, the following risk factors should be carefully reviewed because such factors may have a significant impact on the execution of the Plan of Dissolution and the timing and amount of future liquidating distributions, if any, to our beneficial unitholders. As a result of the risk factors set forth below and elsewhere in this Form 10-K, and the risks discussed in our other filings with the Securities and Exchange Commission, actual results could differ materially from those projected in any forward-looking statements.

We cannot assure you of the exact amount or timing of any future distribution to our beneficial unitholders.

Our estimate of net assets in liquidation at December 31, 2016 was $327,927,000, or $9.00 per Unit. This estimation is based on a number of estimates and assumptions including asset hold periods, expected revenues and expenses and other factors not within our control such as capitalization rates and market conditions. However, the liquidation and dissolution process is subject to numerous uncertainties and may result in less than anticipated or no remaining capital available for future distribution to our beneficial unitholders. The precise nature, amount and timing of any future distribution to our beneficiaries will depend on and could be delayed by a number of factors including:

•	adverse changes in general and local economic conditions which affect the demand for real estate assets;

•	longer than anticipated hold periods of our assets;

•	competition from other properties;

•	fluctuations in interest rates;

•	borrower defaults;

•	reduced availability of financing;

•	the cyclical nature of the real estate industry and possible oversupply of, or reduced demand for, properties in the markets in which our investments are located;

•	the attractiveness of our properties to tenants and purchasers;

•	changes in market rental rates and our ability to rent space on favorable terms;

•	the financial condition of our tenants and borrowers including their becoming insolvent and bankrupt;

•	increases in maintenance, insurance and operating costs;

•	inability to foreclose on our loan assets;

•	unforeseen costs including those relating to any changes to applicable federal, state and local regulations, zoning and tax laws and potential liability under environmental and other laws affect real estate values; and

•	earthquakes, floods and other natural disasters or acts of God that may result in uninsured losses.

We will continue to incur liabilities and expenses that will reduce the amount available for distribution out of the liquidation to beneficial unitholders.

Liabilities and expenses from operations, such as insurance, legal, accounting and consulting fees and other operating expenses, will continue to be incurred as we complete the liquidation of our assets. To the extent that these expenses and liabilities exceed our current estimates they will reduce the amount of assets available for future distribution to beneficiaries.

We may be subject to final examinations by taxing authorities across various jurisdictions, which may impact the amount of taxes that we pay and the ultimate distributions to our beneficiaries.

The Liquidating Trust evaluates its probable exposures associated with the tax filing positions of both Winthrop and the Liquidating Trust. At December 31, 2016, the Liquidating Trust believes it has no such exposures, and accordingly has not accrued any such charges. Significant judgment is required in determining the Liquidating Trust’s provision for income taxes payable, and as a result, the Liquidating Trust’s determinations may not prove to be accurate. Winthrop and/or the Liquidating Trust may be subject to final examination by taxing authorities; thus, a final determination by the taxing authorities could increase or decrease amounts of cash available for distribution to our unitholders, perhaps significantly.

Ability of our Advisor and other third parties directly affects our financial condition.

Other than for severe economic conditions or natural forces which may be unanticipated or uncontrollable, the ultimate value of our assets and the results of our operations will depend on the ability of our Advisor and other third parties we retain to operate and manage our assets in a manner sufficient to maintain or increase revenues and control our operating and other expenses in order to generate sufficient cash flows to pay amounts due on our indebtedness and to pay liquidating distributions on our Units.

We are dependent on our Advisor and the loss of our Advisor’s key personnel could harm our operations and adversely affect the value of our Units.

We have no paid employees. Our affairs are administered by our Advisor. We have no separate facilities and are completely reliant on our Advisor which has significant discretion as to the timing of the sales of our assets. We are subject to the risk that our Advisor will terminate its Advisory Agreement with us and that no suitable replacement will be found. Furthermore, we are dependent on the efforts, diligence, skill, network of business contacts and close supervision of all aspects of our business by our Advisor and, in particular, Michael Ashner and Carolyn Tiffany, two of our Trustees, as well as other former executive officers of Winthrop. While we believe that we could find replacements for these key personnel, the loss of their services could have a negative impact on our operations and the value of our Units.

The termination fee and incentive fee payable to our Advisor may be substantial.

Pursuant to the terms of our Advisory Agreement, our Advisor is entitled to receive an incentive fee and, in certain instances, a termination fee equal to 20% of any amounts available for distribution in excess of a threshold amount. The incentive fee is only payable at such time, if at all, (i) when aggregate liquidating distributions are paid above a threshold amount or (ii) upon termination of our Advisory Agreement if the value of our net assets exceed the threshold amount based on then current market values and appraisals. That is, the incentive fee is not payable annually but only at such time, if at all, as the liquidating distributions paid exceed the threshold amount or, if the Advisory Agreement is terminated, the net assets of the Liquidating Trust exceed the threshold amount. At December 31, 2016, the threshold amount required to be distributed before any incentive fee would be payable to FUR Advisors was approximately $271,614,000 which was equivalent to $7.58 for each Unit. The threshold amount required to be distributed before any termination fee would be payable to FUR Advisors was approximately $166,633,000 which was equivalent to $4.65 for each Unit. In accordance with liquidation accounting, we have recorded a liability in our financial statements equal to the estimated incentive fee and termination fee that would be payable to FUR Advisors based on the estimated cash available to be distributed over the liquidation period. In determining our estimated net assets in liquidation we have taken into account the termination fee and incentive fee.

Our property in Times Square is under development.

The property located at 701 Seventh Ave in Times Square in which we are invested is under development and the construction is not expected to be completed until late 2017. We utilized third party and market data, to the extent available, to project the future operations of the property once completed. The estimates of future operations were used by us to estimate the value of the investment at the projected date of the sale. The estimated value of this investment in our Net Assets in Liquidation is dependent upon significant assumptions, including but not limited to, future retail rents, hotel and signage revenues and operating expenses, all of which involve inherent uncertainty given they are related to estimating future events. The actual proceeds from the disposition of this asset may be significantly more or less than the amount included in net assets in liquidation.

Terrorist attacks and other acts of violence, civilian unrest, or war may affect the markets in which we operate our business and our profitability.

Some of our properties are located in areas that are susceptible to terrorist attacks. In addition, any kind of terrorist activity or violent criminal acts, including terrorist acts against public institutions or buildings or modes of public transportation (including airlines, trains or buses) could have a negative effect on our business and the value of our properties. More generally, any terrorist attack, other act of violence or war, including armed conflicts, could result in increased volatility in, or damage to, the worldwide financial markets and economy including demand for properties and the availability of financing.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2	– PROPERTIES

CONSOLIDATED OPERATING PROPERTIES

The following table sets forth a schedule of consolidated operating properties at December 31, 2016. Our portfolio of consolidated properties consists of five commercial properties consisting of 652,000 square feet and two residential apartment complexes consisting of 580 units.

Description and Location	Year Acquired	Trust’s Owner- ship	Rentable Square Feet	(**) % Leased	Major Tenants (Lease / Options Expiration)	Major Tenant Sq. Ft.	($000’s) Depreciated Cost Basis (1)	Cost per Square Foot or Unit	Owner- ship of Land	($000’s) Debt Balance	Debt Maturity & Int Rate (2)
Office

Lisle, IL	2006	100%	169,000	88%	United Healthcare (2018)	21,000	$12,719	75	Fee	$—	N/A
					Primera Engineers (2017/2020)	31,000
Lisle, IL Marc Realty)	2006	60%	54,000	100%	Ryerson (2018/2023)	54,000	3,611	67	Fee	5,230	03/2017 5.55%
Orlando, FL	2004	100%	257,000	100%	Siemens Real Estate, Inc. (2017/2042)	257,000	13,094	51	Ground Lease	34,950	07/2017 6.40%
Plantation, FL	2004	100%	120,000	100%	AT&T Service, Inc. (2020/2035)	120,000	10,766	90	Fee	10,255	04/2018 6.48%

Subtotal - Office			600,000				$40,190			$50,435

Other

Mixed Use

Churchill, PA	2004	100%	52,000	100%	Westinghouse (2024)	52,000	7,404	142	Fee	4,601	08/2024 3.50%

Subtotal - Other			52,000				$7,404			$4,601

Residential

Oklahoma City, OK	2013	80%	184 units	90%	N/A	N/A	15,082	82,000	Fee	8,790	02/2021 5.70%
Houston, TX	2013	84%	396 units	92%	N/A	N/A	100,339	253,000	Fee	45,000	06/2018 LIBOR + 2.75%

Subtotal - Residential			580	units			$115,421			$53,790

Total Consolidated Properties			652,000				$163,015			$108,826

(**)	Occupancy rates include all signed leases, including space undergoing tenant improvements.
(1)	Assets are no longer depreciated under liquidation accounting. Depreciated costs basis represents initial cost, plus improvements through December 31, 2016, less depreciation through July 31, 2014.
(2)	The one month LIBOR rate at December 31, 2016 was 0.77167%.

UNCONSOLIDATED OPERATING PROPERTIES

The following table sets forth a schedule of unconsolidated operating properties at December 31, 2016. These properties consist of three commercial properties consisting of 260,000 square feet.

	Year Acquired	Trust’s Ownership	Rentable Square Feet	(**) % Leased	Major Tenants (Lease /Options Expiration)	Major Tenants Sq. Ft.	Ownership of Land	($000’s) Debt Balance (1)	Debt Maturity & Int Rate (2)
WRT-Highline LLC - Equity Investment

450 West 14th Street New York, NY	2011	(3)	104,000	83%	Alice & Olivia (2021/2031)	27,000	Ground Lease	$50,480	05/2018 LIBOR+4.4%

					Fast Retailing (2026/2036)	23,000
					Access Industries (2021/2031)	14,000
701 Seventh WRT Investor LLC - Equity Investment
					Hershey (2037/2042)	8,000		$443,507	11/2018 LIBOR + 6.49% (5)
701 Seventh Avenue New York, NY	2012	(4)	81,000		Cirque Theatrical (2026/2036)	43,000	Fee	$195,000	04/2020 5.9%

Atrium Mall LLC - Equity Investment

Chicago, IL	2013	50%	75,000	94%	Walgreens (2028)	11,000	Ground Lease	$—	N/A

(**)	Occupancy rates include all signed leases including space undergoing tenant improvements
(1)	Debt balance shown represents the property level debt encumbering the properties.
(2)	The one month LIBOR rate at December 31, 2016 was 0.77167%.
(3)	We hold a preferred equity interest. At December 31, 2016 our effective ownership was 72.0%.
(4)	We hold an 80.48% interest in this venture which provides us with a 60.72% effective ownership interest in the underlying property.
(5)	There is a LIBOR floor of 0.4%.

LEASE EXPIRATIONS

The following tables set forth a schedule of lease expirations at our consolidated and unconsolidated commercial properties respectively, with respect to leases in place at December 31, 2016 for each of the next ten years and thereafter (assuming that no tenants exercise renewals or cancellation options and that there are no tenant bankruptcies or other tenant defaults). Annual contractual rent under expiring leases represents base rent charges for the year ended December 31, 2016 and does not reflect any straight-line rent adjustments or expense reimbursements. The average annualized revenue per square foot as of December 31, 2016 was $9.20 for consolidated multi-tenant operating properties and $14.87 for consolidated single tenant operating properties. Annualized revenue represents contractual base rent for the year ended December 31, 2016.

Year of Lease Expirations	Number of Expiring Leases	Net Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases (%)	Annual Contractural Rent Under Expiring Leases ($)	Annal Rent Per Leased Square Foot of Expiring Leases ($)
Consolidated Multi Tenant
Operating Properties:

2017	4	14,000	11%	$89,000	$6.36
2018	6	40,000	30%	452,000	11.30
2019	3	15,000	11%	216,000	14.40
2020	1	2,000	1%	21,000	10.50
2021	1	7,000	5%	49,000	7.00
2022	2	41,000	31%	357,000	8.71
2023	—	—	—	—	—
2024	1	13,000	10%	49,000	3.77
2025	—	—	—	—	—
2026	—	—	—	—	—
2027 and thereafter	1	2,000	1%	—	—

			100%

Consolidated Single Tenant
Operating Properties:

2017	1	257,000	53%	3,745,000	14.57
2018	1	54,000	11%	918,000	17.00
2019	—	—	—	—	—
2020	1	120,000	25%	1,490,000	12.42
2021	—	—	—	—	—
2022	—	—	—	—	—
2023	—	—	—	—	—
2024	—	52,000	11%	1,028,000	19.77
2025	—	—	—	—	—
2026	—	—	—	—	—
2027 and thereafter	1	—	—	—	—

			100%

Unconsolidated
Operating Properties:

2017	1	1,000	—	68,000	114.30
2018	4	3,000	2%	189,000	57.80
2019	3	4,000	2%	169,000	45.26
2020	6	8,000	4%	563,000	73.75
2021	8	68,000	33%	4,578,000	67.19
2022	6	16,000	8%	1,029,000	66.20
2023	2	2,000	1%	172,000	69.08
2024	4	6,000	3%	174,000	28.53
2025	4	9,000	4%	361,000	38.80
2026	2	66,000	33%	1,741,000	26.22
2027 and thereafter	4	20,000	10%	567,000	27.89

			100%

TENANT DIVERSIFICATION

The following table sets forth information regarding the leases with respect to the four largest tenants in our consolidated properties portfolio, based on the amount of square footage leased by our tenants at December 31, 2016.

Tenant	Property	Remaining Lease Term in Months	Total Leased Square Fee	Percentage of Aggregate Portfolio Leased Square Feet (%) (1)	Percentage of Aggregate Portfolio Annual Rent (%) (2)
Siemens Real Estate, Inc.	Orlando, FL	12	257,000	41.5%	37.1%
AT&T Services, Inc.	Plantation, FL	39	120,000	19.4%	14.8%
Ryerson, Inc.	Lisle, IL	16	54,000	8.7%	9.1%
Westinghouse Electric Co., LLC	Churchill, PA	93	52,000	8.3%	7.9%

(1)	Represents percentage of square footage leased excluding month to month leases.
(2)	Represents base rent plus straight line rent adjustments.

GROUND LEASES

On certain of our properties we own the improvements and lease the land underlying the improvements pursuant to ground leases.

The following table sets forth the terms of the ground leases:

Property Location	Current Term Expiration	Renewal Terms	Lease Term Rents Per Annum
Orlando, FL	12/31/17	Five, 5-year renewal options (Extended term 2037)	Ground lease calls for $2/yr. of rent through the current term and then fair market value for each successive renewal period. (1)

450 West 14th Street New York, NY	05/31/53	None	Ground lease calls for $134,282/month plus increases of 3% per annum each June as well as a $100,000 per annum increase on November 1, 2017.

Atrium Mall Chicago, IL	09/19/19	Five, 5-year renewal options (Extended term 2044)	Ground lease calls for rent of $36,648/month plus 50% of excess cash flow as defined in the lease. (2)

(1)	The lease requires the tenant to perform all covenants under the ground lease including the payment of ground rent. All extensions are at our option. On February 7, 2017, the Liquidating Trust elected to extend the ground lease through December 31, 2022.
(2)	All extensions are at our option. Landlord has right to terminate lease September 19, 2034.

MORTGAGE LOANS

Information pertaining to the terms of the first mortgages for each of the properties is included in the table at the beginning of Item 2 - Properties.

ITEM 3 – LEGAL PROCEEDINGS

We are involved from time to time in litigation on various matters, including disputes with tenants and disputes arising out of agreements to purchase or sell properties. Given the nature of our business activities, these lawsuits are considered routine to the conduct of our business. We do not expect that the liabilities, if any, that may ultimately result from such legal actions will have a material adverse effect on our financial position, results of operations or cash flows of the Liquidating Trust. As of December 31, 2016, we were not involved in any material litigation.

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5 – MARKET FOR TRUST’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Winthrop’s Common Shares were listed for trading on the New York Stock Exchange, under the symbol “FUR.” In connection with the transfer of assets to, and the assumption of liabilities by, the Liquidating Trust, the stock transfer books of Winthrop were closed as of the close of business on August 1, 2016, which was the last day of trading of Winthrop’s Common Shares. The Units of the Liquidating Trust are not listed for trading on any exchange.

The table below sets forth the high and low sales prices as reported by the New York Stock Exchange for our Common Shares for each of the periods indicated.

	High	Low
Year Ended December 31, 2015:
First quarter	$16.50	$15.60
Second quarter	17.26	14.75
Third quarter	15.21	14.02
Fourth quarter	14.75	12.95

Year Ended December 31, 2016:
First Quarter	$13.28	$12.48
Second Quarter	13.12	8.42
July 1 - August 1, 2016	9.38	8.69

Holders

As of December 31, 2016 there were 751 record holders of our Units. This does not include beneficial owners for whom Cede & Co. or others act as nominee.

Dividends

The actual amount and timing of, and record date for, future liquidating distributions on our Units will be determined by the Trustees of the Liquidating Trust and will depend upon the timing and proceeds of the sale of our assets and the amounts deemed necessary by our Trustees to pay or provide for our liabilities and obligations. The actual cash flow available to pay dividends will be affected by a number of factors, including, among others, the risks discussed under “Risk Factors” in Part I, Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report.

We do not believe that the financial covenants contained in our loan agreements will have any adverse impact on our ability to pay liquidating distributions on our Units.

ITEM 6 – SELECTED FINANCIAL DATA

The following table sets forth selected, historical, consolidated financial data for Winthrop and the Liquidating Trust and should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K.

	Liquidation Basis
Statement of Net Assets (in thousands, except per share data)	December 31, 2016	December 31, 2015	December 31, 2014
Total assets	$473,913	$745,629	$1,136,261
Mortgage loans payable	108,826	172,095	296,954
Senior notes payable	—	—	71,265
Liability for non-controlling interests	9,498	17,796	46,564
Liability for estimated costs in excess of estimated receipts	23,186	29,297	31,253
Dividends payable	—	1,822	82,353
Net assets in liquidation (1)	327,927	516,396	594,704
Net assets in liquidation value per Unit/Common Share (1)	9.00	14.18	16.33

(1)	The net assets in liquidation as of December 31, 2016, 2015 and 2014 of $327,927, $516,396 and $594,704, respectively, plus the cumulative liquidating distributions to our holders of Common Shares/Units through December 31, 2016, 2015 and 2014 of $336,934 ($9.25 per Common Share/Unit), $163,915 ($4.50 per Common Share) and $81,959 ($2.25 per Common Share), respectively, would result in cumulative liquidating distributions to holders of Common Shares/Units of $18.25, $18.68 and $18.58 per Common Share/Unit as of December 31, 2016, 2015 and 2014, respectively.

	Going Concern Basis
Operating Results (in thousands, except per share data)	Seven Months Ended	Years Ended December 31,
	July 31, 2014	2013	2012
Revenue	$46,313	$51,865	$33,930

Income from continuing operations (1)	1,246	$20,006	$23,646
Income (loss) from discontinued operations (2)	11,235	8,772	985

Net income attributable to Winthrop Realty Trust	12,481	28,778	24,631
Preferred dividends	(6,502)	(11,146)	(9,285)
Amount allocated to Restricted Common Shares	(192)	(307)	—

Net income attributable to Common Shares	$5,787	$17,325	$15,346

Per Common Share
Income (loss) from continuing operations, basic	(0.15)	$0.25	$0.43
Income (loss) from discontinued operations, basic (2)	0.31	0.26	0.03

Net income attributable to Common Shares, basic	$0.16	$0.51	$0.46

Income (loss) from continuing operations, diluted	$(0.15)	$0.25	$0.43
Income (loss) from discontinued operations, diluted	0.31	0.26	0.03

Net income attributable to Common Shares, diluted	$0.16	$0.51	$0.46

Cash dividends declared per Common Share	$0.325	$0.65	$0.65

	Going Concern Basis
Balance Sheet Data:	As of December 31,
(in thousands)	2013	2012
Total Assets	$1,132,324	$923,163

Total Debt	$562,075	$421,422

Series D Cumulative Redeemable Preferred Shares	$120,500	$120,500

Total Shareholders’ Equity	$480,874	$454,510

Dividends payable	$6,099	$5,366

(1)	Income from continuing operations, including per share data, are net of non-controlling interests.
(2)	The results of the Indianapolis, Indiana and Memphis, Tennessee properties were classified as discontinued operations for 2012. The results of the Andover, Massachusetts; Denton, Texas and Seabrook, Texas properties were classified as discontinued operations for 2012 and 2013. The results of the Deer Valley, Arizona; Meriden, Connecticut; Englewood, Colorado; Chicago, Illinois (River City); Lisle, Illinois (701 Arboretum); Louisville, Kentucky and Amherst, New York properties were classified as discontinued operations for 2012 through 2014.

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

Overview

On August 5, 2016, in accordance with Winthrop’s plan of liquidation, Winthrop transferred the then remaining assets and liabilities, including its ownership interests in the Operating Partnership, to the Liquidating Trust. The Liquidating Trust is governed by a Liquidating Trust Agreement by and among Winthrop and Michael L. Ashner, Howard Goldberg and Carolyn Tiffany, as trustees. Upon the transfer of the assets and liabilities to us, each common share of beneficial interest in Winthrop, which we refer to as Common Shares, on August 5, 2016, was automatically converted into one unit of beneficial interest in the Liquidating Trust, which we refer to as Units, and each holder of Common Shares become a beneficiary of the Liquidating Trust, which we refer to as beneficiaries. On October 3, 2016, Winthrop filed a Form 15 with the Securities and Exchange Commission (the “SEC”) to terminate the registration of the Common Shares under the Securities Exchange Act of 1934, as amended, and Winthrop ceased filing reports under that Act. In reliance on prior guidance by the SEC, the Liquidating Trust will only file with the SEC annual reports on Form 10-K and current reports on Form 8-K.

The sole purpose of the Liquidating Trust is to wind up the affairs of Winthrop by liquidating its remaining assets, satisfying the assumed liabilities, paying all costs and expenses of the Liquidating Trust and distributing the remaining proceeds to the beneficiaries. We have no objective to continue or engage in the conduct of a trade or business, expect as necessary for the orderly liquidation of the remaining assets.

Under the plan of liquidation Winthrop was not, and under our Liquidation Trust Agreement, we are not, permitted to make any new investments other than protective acquisitions or advances with respect to our existing assets. We are permitted to satisfy any existing contractual obligations including any capital call requirements and acquisitions or dispositions pursuant to buy-sell provisions under existing joint venture documentation and pay for required tenant improvements and capital expenditures at our real estate properties. We are also permitted to invest our cash reserves in short-term U.S. Treasuries or other short-term obligations. The Liquidating Trust Agreement enables us to sell any and all of our assets without further approval of the beneficiaries and provides that liquidating distributions be made to the beneficiaries as determined by our Trustees.

The timing and amount of the liquidating distributions to the holders of Units will be determined by our Trustees. The dissolution process and the amount and timing of distributions to holders of Units involve risks and uncertainties. As such, it is impossible at this time to determine the ultimate amount of liquidation proceeds that will actually be distributed to holders of Units or the timing of such payments. Prior to August 5, 2016, Winthrop paid liquidating distributions totaling $7.75 per Common Share. Subsequent to the transfer to the Liquidating Trust, liquidating distributions totaling $1.50 per Unit have been paid.

During 2016 we (i) sold four operating properties for aggregate gross proceeds of $165,900,000 and interests in two equity investments, inclusive of the secured financing receivable, for aggregate proceeds of $95,270,000; (ii) received $5,987,000 in loan repayments; (iii) received $15,953,000 in distributions from equity investments as a result of loan sales and loan repayments; (iv) received $2,955,000 in operating distributions from equity investments; (v) originated a new $8,400,000 loan receivable in connection with the sale of our Jacksonville, Florida property; and (vi) invested $18,474,000 in existing operating property and loan assets. Investments in existing assets was primarily funding of previous commitments such as the $13,013,000 of additional capital contributions to our 701 Seventh Avenue venture and the $2,794,000 of contributions to our WRT One South State Lender venture or to strengthen our position in ventures as demonstrated by our additional $2,540,000 investment in 446 Highline (450 West 14th Street) in connection with the property refinancing.

At December 31, 2016 we held seven consolidated operating properties, six equity investments and one loan receivable.

Investment/Financing Activity

701 Seventh Avenue, New York, New York – capital contributions/refinancing – During 2016 Winthrop and us made additional capital contributions of $13,013,000 with respect to our interest in the venture that holds an indirect interest in the property located at 701 Seventh Avenue, New York, New York, bringing aggregate capital contributions through December 31, 2016 to $128,502,000. We have contractually obligated to contribute up to $137,256,000 in the aggregate in this venture. We have not made any capital contributions to this venture in 2017, and no capital calls are expected for the remainder of 2017.

On November 1, 2016 this venture refinanced a portion of its existing indebtedness with a new $510,000,000 mortgage loan and a new $255,500,000 mezzanine loan. The new loans bear interest at a blended rate of LIBOR plus 6.49% per annum with a LIBOR floor of 0.40%, require payments of interest only and mature November 9, 2018, subject to three six-month extensions. These new loans replaced the existing mortgage and mezzanine loans in the aggregate amount of $615,000,000 and which bore interest at LIBOR plus 8% per annum. The existing $200,000,000 EB-5 mezzanine loan which bears interest at 5.9% per annum remains in place.

At closing, $237,500,000 of the mortgage loan and $176,000,000 of the mezzanine loan were drawn down. At December 31, 2016 the outstanding balances on the mortgage loan, mezzanine loan and EB-5 loan were $240,041,000, $203,466,000 and $195,000,000, respectively. The remaining $326,993,000 in the aggregate is available to be drawn down to fund completion of construction of the retail and hotel development.

446 Highline LLC (450 West 14th Street), New York, New York – refinancing – On April 13, 2016 the venture in which we hold a preferred equity interest refinanced the first mortgage debt collateralized by the underlying property. In connection with the refinancing, Winthrop funded approximately $3,175,000 to the venture to cover closing costs and to fund initial escrows. Of this amount, $2,540,000 is considered to be a capital contribution and the remaining $635,000 was a loan to its venture partner. The partner loan bore interest at 12% per annum and was due on July 5, 2016. The partner loan was repaid in full in July 2016. Upon repayment of the partner loan, the venture partner has been deemed to have made a capital contribution to the venture in the amount of the partner loan.

Disposition/Repayment Activity

Sullivan Center, Chicago, Illinois – sale of interest – On April 27, 2016 Winthrop sold its interests in WRT One South State Lender LP and WRT-Elad One South State Equity LP to its venture partner for aggregate gross proceeds of approximately $95,270,000. The sale price was consistent with Winthrop’s liquidation value at December 31, 2015.

Lake Brandt, Greensboro, North Carolina – property sale - On May 12, 2016 Winthrop sold to an independent third party its residential property known as Lake Brandt Apartments for gross proceeds of $20,000,000 and received net proceeds of $6,296,000 after satisfaction of third party mortgage debt and closing costs. The liquidation value was $20,000,000 at December 31, 2015.

Highgrove, Stamford, Connecticut – property sale - On May 19, 2016 the venture in which Winthrop held an 83.7% interest sold its apartment building located in Stamford, Connecticut for gross proceeds of $87,500,000. Proceeds of the sale were used to fully satisfy the $77,767,000 mortgage loan collateralized by the property and the venture’s remaining property in Houston, Texas. Exclusive of the forfeited deposits discussed below, the liquidation value of the property was $85,000,000 at December 31, 2015.

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

Jacksonville, Florida – property sale – On June 30, 2016 Winthrop sold to an independent third party its warehouse property in Jacksonville, Florida for gross proceeds of $10,500,000. In connection with the sale, Winthrop provided seller financing of $8,400,000 which loan requires interest only payments and matures on July 1, 2019. The loan bears interest at the rate of LIBOR plus 5% with a floor of 6% and a ceiling of 8%. The liquidation value was $11,432,000 at December 31, 2015.

Mentor Retail, Chicago, Illinois – property sale – On July 29, 2016 the venture in which Winthrop held a 49.9% interest sold the Mentor Retail property located in Chicago, Illinois for gross proceeds of $10,450,000. During 2016 Winthrop received aggregate distributions of $3,906,000 from this venture which includes Winthrop’s share of operating cash flow and sale proceeds through the dissolution of the venture. The liquidation value of this investment was $2,986,000 at December 31, 2015.

On July 29, 2016 the Mentor Retail Building which collateralized this loan receivable was sold, and Winthrop received $2,510,000 in full repayment of the loan plus all accrued and unpaid interest. The liquidation value of the loan receivable was $2,511,000 at December 31, 2015.

One East Erie, Chicago, Illinois – property sale – On August 11, 2016 we sold to an independent third party our office property known as One East Erie for gross proceeds of $47,900,000 and received net proceeds of $46,982,000 after payment of closing costs. The liquidation value was $53,000,000 at December 31, 2015.

Churchill – On October 5, 2016 we entered into a discounted payoff agreement with the borrower under the Churchill loan. The agreement provided for the loan, which had an outstanding principal balance of $333,000 to be fully satisfied for $100,000. We received $100,000 in full satisfaction of the loan pursuant to the terms of the agreement. The liquidation value of the loan receivable was $0 at December 31, 2015.

Poipu Shopping Village – On November 10, 2016 we received $2,741,000 in full repayment, inclusive of all accrued and unpaid interest, on the B-Note collateralized by the Poipu Shopping Village located in Koloa, Hawaii. The liquidation value of the loan receivable was $2,576,000 at December 31, 2015.

Consolidated Operating Properties

As of December 31, 2016 our consolidated properties were approximately 95% leased compared to approximately 94% leased at December 31, 2015 (as adjusted for properties sold during 2016). At December 31, 2016 we had one tenant, Siemens Real Estate, which represented approximately 37.1% of our annualized base rental revenue and 13.4% of total revenue.

Liquidity and Capital Resources

At December 31, 2016, we held $13,252,000 in unrestricted cash and cash equivalents. Our total assets and net assets in liquidation were $473,913,000 and $327,927,000, respectively at December 31, 2016. We estimate that the proceeds from the sale of assets will be adequate to pay our obligations, however, we cannot provide any assurance as to the prices or net proceeds we will receive from the disposition of our assets.

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

Debt Maturities

At December 31, 2016, our statement of net assets contains mortgage loans payable of $108,826,000. We have $40,180,000 of mortgage debt maturing in 2017 and $55,255,000 maturing in 2018 with the remainder maturing in 2019 or later. We continually evaluate our debt maturities and based on our current assessment, we believe that, to the extent we are unable to sell an asset prior to a loan’s maturity, there are viable financing and refinancing alternatives for debts as they mature that will not materially adversely impact our liquidity or our expected financial results.

Cash Flows

Our liquidity based upon cash and cash equivalents decreased by approximately $7,876,000 from $21,128,000 at December 31, 2015 to $13,252,000 at December 31, 2016.

The holders of Common Shares approved a plan of liquidation on August 5, 2014 and we adopted the liquidation basis of accounting effective August 1, 2014. We did not make any acquisitions in new investments in 2016, and in accordance with the plan of liquidation, no further acquisitions are expected.

Our primary sources of non-operating cash flow for the year ended December 31, 2016 include:

•	$93,139,000 in distributions from our Sullivan Center joint ventures as a result of the sale of our interests;

•	$87,500,000 of proceeds from the sale of our Highgrove property;

•	$47,900,000 of proceeds from the sale of our Chicago, Illinois (One East Erie) property;

•	$45,000,000 of proceeds from the financing of our Houston, Texas residential property;

•	$20,000,000 of proceeds from the sale of our Lake Brandt property;

•	$10,500,000 of proceeds from the sale of our Jacksonville, Florida property;

•	$9,876,000 in distributions from our Concord Debt Holdings equity investment from the payoff of underlying loan assets;

•	$5,352,000 in principal repayments on our Poipu Shopping Village, Mentor Retail and Churchill, Pennsylvania loans receivable;

•	$3,906,000 in distributions from our Mentor equity investment from the sale of the underlying property; and

•	$2,170,000 in distributions from our CDH CDO equity investment from the payoff of underlying loan assets.

Our primary non-operating uses of cash flow for the year ended December 31, 2016 include:

•	$118,381,000 for payment of liquidating distributions to our holders of Common Shares;

•	$117,073,000 for principal payments on mortgage loans payable;

•	$54,638,000 for payment of liquidating distributions to our holders of Units;

•	$13,013,000 for additional contributions to our 701 Seventh Avenue equity investment;

•	$8,622,000 for distributions to non-controlling interests;

•	$2,794,000 for additional contributions to our WRT One South State Lender equity investment; and

•	$2,666,000 for additional contributions to our 446 Highline equity investment.

Our primary sources of non-operating cash flow for the year ended December 31, 2015 include:

•	$83,886,000 in sale proceeds and return of capital distributions from our Vintage Housing Holdings equity investment;

•	$21,570,000 in distributions from our Concord Debt Holdings equity investment from the payoff of underlying loan assets;

•	$18,500,000 in principal repayments on our Edens Center and Norridge Commons loan receivable, including $3,000,000 in payment of our participation interest;

•	$6,200,000 in distributions from our CDH CDO equity investment from the sale and payoff of underlying loan assets; and

•	$6,174,000 in net proceeds from the sale of our Cerritos, California property after satisfaction of third party mortgage debt, closing costs and pro rations.

Our primary non-operating uses of cash flow for the year ended December 31, 2015 include:

•	$163,915,000 for payment of liquidating distributions to our holders of Common Shares;

•	$71,255,000 for redemption in full of our Senior Notes;

•	$8,865,000 for additional contributions to our 701 Seventh Avenue equity investment;

•	$5,645,000 for additional contributions to our Vintage Housing Holdings equity investment; and

•	$3,998,000 for additional contributions to our WRT One South State Lender equity investment.

Future Cash Commitments

Future Funding Requirements

We have future funding requirements relating to our 701 Seventh Avenue investment which total approximately $8,754,000 at December 31, 2016. On November 1, 2016 we increased our overall capital commitment from $125,000,000 to $137,256,000 in connection with the refinancing of the mortgage debt on the underlying property. We do not anticipate any capital contributions to the venture in 2017.

Liquidating Distributions

The actual amount and timing of, and record dates for, future liquidating distributions on our Units will be determined by our Trustees and will depend upon the timing and proceeds of the sale of our assets and the amounts deemed necessary by our Trustees to pay or provide for our liabilities and obligations. Any such liquidating distributions on the Units will be deemed a return of capital until the applicable holder has received liquidating distributions totaling its cost basis.

Under the terms of the Liquidating Trust Agreement, each holder of Common Shares on August 5, 2016 automatically became the holder of one Unit for each Common Share then held of record by such shareholder. The exchange of interests from Common Shares to Units is considered a deemed distribution for tax purposes. Based on the average of the high and low trading prices of the Common Shares on August 1, 2016, the deemed distribution for tax purposes to holders of Common Shares at the close of business on August 5, 2016 is $9.21 per Common Share.

Contractual Obligations

The following table summarizes our payment obligations under contractual obligations, including all fixed and variable rate debt obligations, except as otherwise noted, as of December 31, 2016 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Mortgage loans payable (principal and interest)	$117,440	$45,425	$58,971	$10,564	$2,480
Ground lease obligations (1)	118,881	2,096	4,514	4,736	107,535
Advisors’ fee (2)	5,794	3,348	2,446	—	—

	$242,115	$50,869	$65,931	$15,300	$110,015

(1)	This obligation relates to the ground leases at our venture property located at 450 West 14th Street, New York, New York which expires May 31, 2053 and our Atrium Mall venture property located in Chicago, Illinois which expires September 30, 2034. In addition, our property located in Orlando, Florida is subject to a ground lease which calls for rent of $2.00 per year which is paid by the building tenant.
(2)	Advisor’s fee based upon the terms of the Advisory Agreement with our external advisor, effective January 1, 2017, with no effect given to any liquidating distributions made after December 31, 2016. No amounts have been included for termination fee payments or incentive fee payments.

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

Changes in Net Assets in Liquidation

Year Ended December 31, 2016

Net assets in liquidation decreased by $188,469,000 during the year ended December 31, 2016. The decrease in net assets in liquidation was the result of $118,381,000 of liquidating distributions to holders of our Common Shares, $54,638,000 of liquidating distributions to holders of our Units, plus a $15,450,000 net decrease in liquidation values. The primary reasons for the decrease in liquidation values were as follows:

•	a $8,800,000 decrease in the liquidation value of our Houston, Texas residential property due to unfavorable changes in the Houston real estate market, partially offset by a $2,612,000 increase in estimated receipts and closing costs due to a change in the anticipated holding period of the property and a corresponding $1,009,000 decrease in the liability for non-controlling interest in this property;

•	a $6,466,000 decrease in the liquidation value of our Orlando, Florida office property partially offset by a $3,773,000 net increase in estimated receipts and closing costs due to a reduction in future tenant improvement costs;

•	a $5,100,000 decrease in the liquidation value of our Chicago, Illinois (One East Erie) property resulting from the contract for sale, partially offset by a $615,000 net increase in estimated receipts and closing costs due to a change in the anticipated holding period of the property;

•	a $2,613,000 decrease in estimated receipts and closing costs plus a $932,000 decrease in the liquidation value of our Jacksonville, Florida property due to the contract for sale, partially offset by an increase in estimated receipts of $1,280,000 resulting from the seller financing of the property;

•	a $2,526,000 decrease in the liquidation value of our Lisle, Illinois office property as a result of recent marketing efforts plus a $1,588,000 net decrease in estimated receipts and closing costs at the property due to increased tenant improvement costs; and

•	a $371,000 decrease in the liquidation value of our Concord Debt Holdings equity investment due to the uncertainty of collection of one of the underlying loan assets.

Primarily offset by:

•	a $1,924,000 increase in the liquidation value of our Churchill, Pennsylvania mixed use property, partially offset by a $1,762,000 decrease in estimated receipts due to additional tenant improvement costs and a change in the anticipated holding period;

•	a $3,392,000 decrease in the estimated fees payable to our advisor over the duration of the liquidation;

•	a $1,317,000 net increase in estimated receipts from our 450 West 14th Street equity investment due to estimated future returns on new capital contributed in the second quarter in 2016 in connection with refinancing the first mortgage debt on the property;

•	a $920,000 increase in the liquidation value of our Mentor Retail equity investment as a result of the contract for sale;

•	a $794,000 increase in the liquidation value of our WRT One South State Lender equity investment due to a change in the anticipated holding period of this investment; and

•	a $459,000 increase in the liquidation value of our Atrium Mall equity investment due to a change in the anticipated holding period of this investment.

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

Our remaining assets continue to perform in a manner that is relatively consistent with prior reporting periods. We have experienced no significant changes in occupancy or rental rates and our loan assets continue to perform in accordance with their terms. With regard to our development property at 701 Seventh Avenue in Times Square, construction is progressing on schedule and the final floor of the 40 story property was poured in February 2017. The development is projected to reach substantial completion at the end of 2017. On the leasing side, the venture executed leases with The Hershey Company for 6,940 square feet of ground floor space and with Cirque Theatrical, LLC for 39,130 square feet on floors one through four and the property is now 67% occupied. The venture’s leasing brokers continue to market the remaining vacant space for lease.

Off-Balance Sheet Investments

We have three off-balance sheet investments in operating properties totaling $255,315,000 and three off-balance sheet investments in loan assets totaling $3,953,000 at December 31, 2016. Our exposure to loss is limited to our investment balance. See Item 8 – Financial Statements and Supplementary Data, Note 8 for additional information on these investments.

Critical Accounting Policies and Estimates

Below is a discussion of the accounting policies that management believes are critical to our operations. We consider these policies critical because they involve difficult management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. Pursuant to liquidation accounting, we are required to estimate all costs and income we expect to incur and earn through the end of liquidation including the estimated amount of cash we expect to collect on the disposal of our assets and the estimated costs to dispose of our assets.

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

Loan Assets

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

We continue to evaluate the collectability of the interest and principal of each of our loans receivable. Any changes in collectability will be reflected as a change to our net assets in liquidation.

Equity Investments

Under liquidation accounting, equity investments are recorded at their net realizable value. Any changes in net realizable value will be reflected as a change to our net assets in liquidation.

See Item 8 - Financial Statements and Supplementary Data, Note 3.

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

The table below presents information about the Liquidating Trust’s derivative financial instruments at December 31, 2016 (in thousands):

Type	Maturity	Strike Rate	Notional Amount of Hedge	Cost of Hedge
Cap	November 2017	4.00%	50,000	165
Cap	May 2018	1.25%	50,480	83
Cap	June 2018	1.50%	45,000	51
Cap	November 2018	5.00%	50,000	220

(1)	See Item 8 – Financial Statements and Supplementary Data, Note 11 for information on the accounting treatment of our derivative financial investments.

The fair value of our mortgage loans payable and secured financings, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, was $107,068,000 and $172,222,000 at December 31, 2016 and December 31, 2015, respectively.

The following table shows what the annual effect a change in the LIBOR rate would have on interest expense based upon our variable rate debt at December 31, 2016 taking into consideration the effect of our derivative financial instruments (in thousands):

	Change in LIBOR (2)
	-0.77%	1%	2%	3%
Change in consolidated interest expense	$(347)	$328	$328	$328
Pro-rata share of change in interest expense of debt on non-consolidated entities (1)	(136)	84	84	84

(Increase) decrease in net income	$(483)	$412	$412	$412

(1)	Represents our pro-rata share of a change in interest expense in our 701 Seventh Avenue and 450 West 14th Street equity investments.
(2)	The one month LIBOR rate at December 31, 2016 was 0.77167%.

We may utilize various financial instruments to mitigate the potential negative impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies.

The following table shows what the annual effect a change in the LIBOR rate would have on interest income based upon our variable rate loan assets at December 31, 2016 (in thousands):

	Change in LIBOR (1)
	-0.77%	1%	2%	3%
Change in consolidated interest income	$—	$65	$149	$168
Pro-rata share of change in interest income of loan assets in non-consolidated entities	—	—	—	—

Increase in net income	$—	$65	$149	$168

(1)	The one month LIBOR rate at December 31, 2016 was 0.77167%.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WINTHROP REALTY LIQUIDATING TRUST

CONSOLIDATED STATEMENTS OF NET ASSETS

(Liquidation Basis, unaudited)

(in thousands)

	December 31, 2016	December 31, 2015

ASSETS
Investments in real estate	$186,652	$353,862
Equity investments	259,268	327,738
Cash and cash equivalents	13,252	21,128
Restricted cash held in escrows	5,240	6,603
Loans receivable	8,400	5,280
Secured financing receivable	—	28,928
Accounts receivable	1,101	2,090

TOTAL ASSETS	473,913	745,629

LIABILITIES
Mortgage loans payable	108,826	172,095
Liability for non-controlling interests	9,498	17,796
Liability for estimated costs in excess of estimated receipts during liquidation	23,186	29,297
Dividends payable	—	1,822
Accounts payable, accrued liabilities and other liabilities	3,528	6,382
Related party fees payable	948	1,841

TOTAL LIABILITIES	145,986	229,233

COMMITMENTS AND CONTINGENCIES (Note 12)
Net assets in liquidation	$327,927	$516,396

See Notes to Consolidated Financial Statements.

WINTHROP REALTY LIQUIDATING TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Liquidation Basis, unaudited)

(in thousands)

	Year Ended December 31, 2016	Year Ended December 31, 2015

Net assets in liquidation, beginning of year	$516,396	$594,704
Changes in net assets in liquidation
Change in liquidation value of investments in real estate	(21,900)	(3,363)
Change in liquidation value of loans receivable	100	(410)
Change in liquidation value of loan securities	—	(918)
Change in liquidation value of equity investments	3,142	10,343
Remeasurement of assets and liabilities	2,141	(3,449)
Remeasurement of non-controlling interests	1,067	1,445

Net (decrease) increase in liquidation value	(15,450)	3,648
Liquidating distributions to Unitholders/Common shareholders	(173,019)	(81,956)

Changes in net assets in liquidation	(188,469)	(78,308)

Net assets in liquidation, end of year	$327,927	$516,396

See Notes to Consolidated Financial Statements.

WINTHROP REALTY LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Business

Winthrop Realty Liquidating Trust (the “Liquidating Trust”) was organized on July 28, 2016 as a liquidating trust pursuant to a plan of liquidation of Winthrop Realty Trust, (“Winthrop”). Winthrop, which began operations in 1961 under the name First Union Real Estate Equity and Mortgage Investments and changed its name to Winthrop Realty Trust in 2005, was a real estate investment trust formed under the laws of the State of Ohio. Winthrop conducted its business through its wholly owned operating partnership, WRT Realty L.P., a Delaware limited partnership, (the “Operating Partnership”). From January 1, 2004 through August 5, 2016, Winthrop was externally managed by FUR Advisors LLC, (“FUR Advisors” or the “Advisor”). Since August 5, 2016, FUR Advisors has continued to manage the Liquidating Trust’s assets. The Advisor is majority owned by Winthrop’s former executive officers and senior management, including Michael L. Ashner and Carolyn Tiffany, two of the Liquidating Trust’s trustees.

Winthrop’s primary business was owning real property and real estate related assets. On April 28, 2014 Winthrop’s Board of Trustees adopted a plan of liquidation. The plan, which provided for an orderly liquidation of Winthrop’s assets, was approved by holders of a majority of Winthrop’s common shares of beneficial interest (“Common Shares”) at a special meeting of shareholders on August 5, 2014. Under the plan of liquidation, if all of the assets of Winthrop were not disposed of by August 5, 2016, the then remaining assets and liabilities of Winthrop would be assigned to a liquidating trust.

On August 5, 2016, in accordance with Winthrop’s plan of liquidation, Winthrop transferred the then remaining assets and liabilities, including its ownership interests in the Operating Partnership, to the Liquidating Trust. The Liquidating Trust is governed by a Liquidating Trust Agreement by and among Winthrop and Michael L. Ashner, Howard Goldberg and Carolyn Tiffany, as trustees. Upon the transfer of the assets and liabilities to the Liquidating Trust, each Common Share on August 5, 2016, was automatically converted into one unit of beneficial interest in the Liquidating Trust, (“Unit”), and each holder of Common Shares become a beneficiary of the Liquidating Trust, (“Beneficiaries”). On October 3, 2016, Winthrop filed a Form 15 with the Securities and Exchange Commission (the “SEC”) to terminate the registration of the Common Shares under the Securities Exchange Act of 1934, as amended, and Winthrop ceased filing reports under that act. The Liquidating Trust will only file with the SEC annual reports on Form 10-K and current reports on Form 8-K.

The sole purpose of the Liquidating Trust is to wind up the affairs of Winthrop by liquidating its remaining assets, satisfying the assumed liabilities, paying all costs and expenses of the Liquidating Trust and distributing the remaining proceeds to the Beneficiaries. The Liquidating Trust has no objective to continue or engage in the conduct of a trade or business, expect as necessary for the orderly liquidation of the remaining assets.

2.	Plan of Liquidation

Subsequent to August 5, 2014, Winthrop was not, and under the Liquidating Trust Agreement the Liquidating Trust is not, permitted to make any new investments other than protective acquisitions or advances with respect to its existing assets. Winthrop was, and the Liquidating Trust is, permitted to satisfy any existing contractual obligations including any capital call requirements and acquisitions or dispositions pursuant to buy-sell provisions under existing joint venture documentation and pay for required tenant improvements and capital expenditures at its real estate properties. Winthrop was, and the Liquidating Trust is, also permitted to invest its cash reserves in short-term U.S. Treasuries or other short-term obligations.

The Liquidating Trust Agreement enables the Liquidating Trust to sell any and all of its assets without further approval of the unitholders and provides that liquidating distributions be made to the unitholders as determined by the trustees. Pursuant to applicable real estate investment trust (“REIT”) rules, in order to be able to deduct liquidating distributions as dividends, Winthrop was required to complete the disposition of its assets by August 5, 2016, two years after the date the plan of liquidation was adopted by shareholders. Winthrop satisfied this requirement by distributing its unsold assets into the Liquidating Trust on August 5, 2016.

In connection with the transfer of assets to, and the assumption of liabilities by, the Liquidating Trust, the stock transfer books of Winthrop were closed as of the close of business on August 1, 2016. All of the outstanding Common Shares were automatically deemed cancelled, and the rights of the Beneficiaries in their Units are not represented by any form of certificate or other instrument. Holders of Common Shares were not required to take any action to receive their Units. On the date of the transfer, the economic value of each Unit was equivalent to the economic value of a Common Share.

WINTHROP REALTY LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Holders of the Units should note that unlike Common Shares, which were freely transferable, Units in the Liquidating Trust are generally not transferable except by will, intestate succession or operation of law. Therefore, the Beneficiaries have no ability to realize any value from these interests except from distributions made by the Liquidating Trust, the timing of which will be solely at the discretion of the Liquidating Trust’s trustees.

The Liquidating Trust will terminate upon the earlier of (i) the distribution of all of the remaining assets of the Liquidating Trust in accordance with the terms of the Liquidating Trust Agreement, or (ii) August 5, 2019. The Liquidating Trust may be extended beyond August 5, 2019 if the trustees of the Liquidating Trust determine that an extension is reasonably necessary to fulfill the purpose of the Liquidating Trust. Although no assurances can be given, it is anticipated that the plan of liquidation will be completed by December 31, 2018.

The dissolution process and the amount and timing of distributions to unitholders involves risks and uncertainties. Accordingly, it is not possible to predict the timing or aggregate amount which will ultimately be distributed to unitholders and no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in the Consolidated Statements of Net Assets.

3.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been presented on a comparative basis. For periods prior to August 5, 2016, the entity is referred to as Winthrop Realty Trust, and from and after August 5, 2016 the entity is referred to as Winthrop Realty Liquidating Trust (see Note 1). The same basis of accounting have been used to prepare the financial statements for both Winthrop and the Liquidating Trust.

The accompanying consolidated financial statements represent the consolidated results of Winthrop and the Liquidating Trust, their wholly-owned taxable REIT subsidiary, WRT-TRS Management Corp. (“TRS”), the Operating Partnership and all majority-owned subsidiaries and affiliates over which Winthrop and the Liquidating Trust have financial and operating control. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated financial statements only includes information for the liquidation entities. Going concern information for the periods prior to the approval of the plan of liquidation is available in Winthrop’s prior filings with the SEC.

As a result of the approval of the plan of liquidation by the shareholders, Winthrop and the Liquidating Trust have adopted the liquidation basis of accounting as of August 1, 2014 and for the periods subsequent to August 1, 2014 in accordance with accounting principles generally accepted in the United States (“GAAP”). Accordingly, on August 1, 2014 assets were adjusted to their estimated net realizable value, or liquidation value, which represents the estimated amount of cash that Winthrop or the Liquidating Trust will collect on disposal of assets as it carries out its plan of liquidation. The liquidation value of Winthrop’s and the Liquidating Trust’s operating properties and loan assets are presented on an undiscounted basis. Estimated costs to dispose of assets have been presented separately from the related assets. Liabilities are carried at their contractual amounts due or estimated settlement amounts.

Winthrop and the Liquidating Trust accrue costs and income that they expect to incur and earn through the end of liquidation to the extent it has a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statements of Net Assets. Actual costs and income may differ from amounts reflected in the financial statements because of inherent uncertainty in estimating future events. These differences may be material. See Note 4 for further discussion. Actual costs incurred but unpaid as of December 31, 2016 and 2015 are included in accounts payable, accrued liabilities and other liabilities on the Consolidated Statements of Net Assets.

In liquidation, the presentation for joint ventures historically consolidated under going concern accounting is determined based on Winthrop’s and the Liquidating Trust’s planned exit strategy. Those ventures where Winthrop or the Liquidating Trust intends to sell the property are presented on a gross basis with a payable to the non-controlling interest holder. Those ventures where Winthrop or the Liquidating Trust intends to sell its interest in the venture, rather than the property, are presented on a net basis and are included in equity investments on the Consolidated Statements of Net Assets. Amounts due to non-controlling interests in connection with the disposition of consolidated joint ventures have been accrued and are recorded as a liability for non-controlling interests.

WINTHROP REALTY LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Net assets in liquidation represents the estimated liquidation value available to holders of Units upon liquidation. Due to the uncertainty in the timing of the anticipated sale dates and the estimated cash flows, actual operating results and sale proceeds may differ materially from the amounts estimated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions in determining the values of assets and liabilities, disclosing contingent assets and liabilities at the date of the consolidated financial statements and the amounts of revenue and expenses during the reporting period. Under liquidation accounting, the Liquidating Trust is required to estimate all costs and income that it expects to incur and earn through the end of liquidation including the estimated amount of cash it will collect on disposal of its assets and estimated costs incurred to dispose of assets. All of the estimates and evaluations are susceptible to change and actual results could differ materially from the estimates and evaluations.

Investments in Real Estate

As of August 1, 2014 the investments in real estate were adjusted to their estimated net realizable value, or liquidation value, to reflect the change to the liquidation basis of accounting. The liquidation value represents the estimated amount of cash that the Liquidating Trust will collect on disposal of its assets, inclusive of any residual value attributable to lease intangibles, as it carries out its plan of liquidation. The liquidation value of the Liquidating Trust’s investments in real estate are presented on an undiscounted basis and investments in real estate are no longer depreciated. Estimated costs to dispose of these investments are presented separately from the related assets. Subsequent to August 1, 2014, all changes in the estimated liquidation value of the investments in real estate are reflected as a change to the Liquidating Trust’s net assets in liquidation.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments purchased with original maturities of three months or less. The Liquidating Trust maintains cash and cash equivalents in financial institutions in excess of insured limits, but believes this risk is mitigated by only investing in or through major financial institutions.

Restricted Cash

Restricted cash in escrow accounts include cash reserves for tenant improvements, leasing commissions, real estate taxes and other expenses pursuant to the loan agreements. In addition, certain security deposit accounts are classified as restricted cash.

Loans Receivable

Under liquidation accounting, the Liquidating Trust carries its loans receivable at their estimated net realizable value, or liquidation value, which represents the estimated amount of principal payments the Liquidating Trust expects to receive over the holding period of the loan. The liquidation value of the Liquidating Trust’s loans receivable are presented on an undiscounted basis. Interest payments that the Liquidating Trust expects to receive on its loans receivable over the estimated holding period of the loan are accrued and are classified as part of liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statements of Net Assets. As interest is earned, it is reclassified and included in loans receivable on the Consolidated Statements of Net Assets.

The Liquidating Trust evaluates the collectability of the interest and principal of each of its loans. Any changes in collectability will be reflected as a change to the Liquidating Trust’s net assets in liquidation.

Accounts Receivable

In accordance with liquidation accounting, as of August 1, 2014, accounts receivable were adjusted to their net realizable value. The Liquidating Trust continues to review its accounts receivable monthly. Past due balances are reviewed individually for collectability. Any changes in the collectability of the receivables are reflected in the net realizable value of the accounts receivable.

Accrued rental income is not contemplated under liquidation accounting. The Liquidating Trust accrues rental revenue based on contractual amounts expected to be collected during liquidation.

WINTHROP REALTY LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Equity Investments

The Liquidating Trust accounts for its investments in entities in which it has the ability to significantly influence, but does not have a controlling interest, by using the equity method of accounting. Factors that are considered in determining whether or not the Liquidating Trust exercises control include (i) the right to remove the general partner or managing member in situations where the Liquidating Trust is not the general partner or managing member, and (ii) substantive participating rights of equity holders in significant business decisions including dispositions and acquisitions of assets, financing, operations and capital budgets, and other contractual rights.

Subsequent to the adoption of liquidation accounting, equity investments are recorded at their net realizable value. The Liquidating Trust evaluates the net realizable value of its equity investments at each reporting period. Any changes in net realizable value will be reflected as a change to the Liquidating Trust’s net assets in liquidation.

Deferred Financing Costs

Prior to the adoption of the plan of liquidation, direct financing costs were deferred and amortized over the terms of the related agreements as a component of interest expense. As deferred financing costs will not be converted to cash or other consideration, these have been valued at $0 as of August 1, 2014 in accordance with liquidation accounting.

Financial Instruments

Financial instruments held by the Liquidating Trust include cash and cash equivalents, restricted cash, loan securities, loans receivable, interest rate hedge agreements, accounts receivable, accounts payable and long term debt. Under liquidation accounting, all financial instruments are recorded at their net realizable value.

Derivative Financial Instruments

The Liquidating Trust has exposure to fluctuations in market interest rates. The Liquidating Trust utilizes its interest rate cap agreements to manage interest rate risk and does not intend to enter into derivative transactions for speculative or trading purposes.

As these instruments will not be converted into cash or other consideration, derivative financial instruments were valued at $0 as of August 1, 2014 in accordance with liquidation accounting. These financial instruments are still in place as of December 31, 2016.

Revenue Recognition

Pursuant to the terms of the lease agreements with respect to net lease properties, the tenant at each property is required to pay all costs associated with the property including property taxes, ground rent, maintenance costs and insurance. These costs are not reflected in the consolidated financial statements. To the extent any of these tenants defaults under its lease and fails to pay such costs, the Liquidating Trust will record a liability for such obligations.

Tenant leases that are not net leases generally provide for (i) billings of fixed minimum rental and (ii) billings of certain operating costs. Winthrop accrued the recovery of operating costs based on actual costs incurred.

Under liquidation accounting, the Liquidating Trust has accrued all income that it expects to earn through the end of liquidation to the extent it has a reasonable basis for estimation. These amounts are classified in liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statements of Net Assets.

WINTHROP REALTY LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Income Taxes

Winthrop operated in a manner which qualified it as a REIT for tax purposes. In order to qualify as a REIT, Winthrop was generally required each year to distribute to its shareholders at least 90% of its taxable income (excluding any net capital gains). There is also a separate requirement to distribute net capital gains or pay a corporate level tax. Winthrop complied with the foregoing minimum dividend requirements through the date of transfer of its remaining assets and liabilities to the Liquidating Trust.

Given the organizational structure, the Liquidating Trust will be treated as a partnership for federal and state income tax purposes. Accordingly, no provision or benefit for income taxes is made in the consolidated financial statements as taxable income or loss passes through to, and is the responsibility of, the unitholders.

Winthrop and the Liquidating Trust reviewed its tax positions under accounting guidance which require that a tax position may only be recognized in the financial statements if it is more likely than not that the tax position will prevail if challenged by taxing authorities. Winthrop and the Liquidating Trust believe it is more likely than not that its tax positions will be sustained in any tax examination. Winthrop and the Liquidating Trust had no deferred tax assets or deferred tax liabilities associated with any such uncertain tax positions for the operations of any entity included in the Consolidated Financial Statements. The only provision for federal income taxes relates to the TRS and is included in the liability for estimated costs in excess of estimated receipts during liquidation. Winthrop’s and the Liquidating Trust’s tax returns are subject to audit by taxing authorities. The tax years 2013 – 2016 remain open to examination by major taxing jurisdictions to which Winthrop was subject. The Liquidating Trust’s initial tax return will be filed in 2017.

4.	Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation

The liquidation basis of accounting requires the Liquidating Trust to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the plan of liquidation. The Liquidating Trust currently estimates that it will have costs in excess of estimated receipts during the liquidation. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, estimates of tenant improvement costs, the timing of property sales, direct costs incurred to complete the sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of operations. These costs are estimated and are anticipated to be paid out over the liquidation period.

As of December 31, 2016 and 2015, the Liquidating Trust and Winthrop, respectively, had accrued the following revenues and expenses expected to be earned or incurred during liquidation (in thousands):

	December 31, 2016	December 31, 2015
Rents and reimbursements	$14,369	$29,636
Interest and dividends	1,036	3,646
Property operating expenses	(4,803)	(10,756)
Interest expense	(4,911)	(7,546)
General and administrative expenses	(24,866)	(34,264)
Capital expenditures	(1,159)	(4,027)
Sales costs	(2,852)	(5,986)

Liability for estimated costs in excess of estimated receipts during liquidation	$(23,186)	$(29,297)

WINTHROP REALTY LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The change in the liability for estimated costs in excess of estimated receipts during liquidation as of December 31, 2016 is as follows (in thousands):

	December 31, 2015	Cash Payments (Receipts)	Remeasurement of Assets and Liabilities	Consolidation (1)	December 31, 2016
Assets:
Estimated net inflows from investments in real estate, loans receivable and secured financing receivable	$10,523	$(4,847)	$(978)	$(1,306)	$3,392

Liabilities:
Sales costs	(5,986)	3,215	363	(443)	(2,851)
Corporate expenditures	(33,834)	7,351	2,756	—	(23,727)

	(39,820)	10,566	3,119	(443)	(26,578)

Total liability for estimated costs in excess of estimated receipts during liquidation	$(29,297)	$5,719	$2,141	$(1,749)	$(23,186)

(1)	Due to a change in exit strategy, the venture that owns property in Oklahoma City, Oklahoma is no longer accounted for using the equity method. See Note 3 – Basis of Presentation for the Liquidating Trust’s policy on accounting for joint ventures.

The change in the liability for estimated costs in excess of estimated receipts during liquidation as of December 31, 2015 is as follows (in thousands):

	December 31, 2014	Cash Payments (Receipts)	Remeasurement of Assets and Liabilities	Deconsolidation (1)	December 31, 2015
Assets:
Estimated net inflows from investments in real estate, loans receivable and secured financing receivable	$25,169	$(12,551)	$(2,149)	$54	$10,523

Liabilities:
Sales costs	(11,840)	1,012	423	4,419	(5,986)
Corporate expenditures	(44,582)	12,471	(1,723)	—	(33,834)

	(56,422)	13,483	(1,300)	4,419	(39,820)

Total liability for estimated costs in excess of estimated receipts during liquidation	$(31,253)	$932	$(3,449)	$4,473	$(29,297)

(1)	Due to a change in exit strategy, the venture that owns the property located at 450 W 14th Street, New York, New York is no longer consolidated. See Note 3 – Basis of Presentation for Winthrop’s policy on accounting for joint ventures.

5.	Net Assets in Liquidation

Net assets in liquidation decreased by $188,469,000 during the year ended December 31, 2016. The primary reason for the decline in net assets was due to liquidating distributions to holders of Common Shares of $173,019,000, and a $21,900,000 net decrease in the liquidation value of investments in real estate. These decreases were partially offset by a $3,142,000 net increase in the liquidation value of equity investments, a $2,756,000 decrease in estimated corporate expenditures resulting primarily from decreases in estimated fees payable to FUR Advisors as a result of decreases in liquidation values of certain investments, and a $1,067,000 decrease in the liability for non-controlling interests.

Net assets in liquidation decreased by $78,308,000 during the year ended December 31, 2015. The primary reason for the decline in net assets was due to liquidating distributions to holders of Common Shares of $81,956,000 and a $3,363,000 net decrease in the value of investments in real estate, a $1,723,000 increase in estimated corporate expenditures resulting primarily from increases in estimated fees payable to FUR Advisors as a result of increases in liquidation values of certain investments and a $918,000 decrease in the value of the Winthrop’s loan securities. These decreases were partially offset by a $10,343,000 net increase in the liquidation value of equity investments and a $1,445,000 decrease in the liability for non-controlling interests.

WINTHROP REALTY LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

There were 36,425,084 Units outstanding at December 31, 2016. There were 36,425,084 Common Shares outstanding at December 31, 2015. The net assets in liquidation at December 31, 2016 would result in liquidating distributions of approximately $9.00 per Unit. The net assets in liquidation as of December 31, 2016 and 2015 of $327,927,000 and $516,396,000 respectively, plus the cumulative liquidating distributions to holders of Units or Common Shares through December 31, 2016 and 2015 of $336,934,000 ($9.25 per Common Share/Unit) and $163,915,000 ($4.50 per Common Share/Unit), respectively, would result in cumulative liquidating distributions to holders of Units/Common Shares of $18.25 and $18.68 per Unit or Common Share as of December 31, 2016 and 2015, respectively. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of sales, the performance of underlying assets and any changes in the underlying assumptions of the projected cash flows.

6.	Investment and Disposition Activities

2016 Transactions

446 Highline LLC (450 West 14th Street), New York, New York – refinancing – On April 13, 2016 the venture in which the Liquidating Trust holds a preferred equity interest refinanced the first mortgage debt collateralized by the underlying property. In connection with the refinancing, Winthrop funded approximately $3,175,000 to the venture to cover closing costs and to fund initial escrows. Of this amount, $2,540,000 is considered to be a capital contribution and the remaining $635,000 was a loan to its venture partner. The partner loan bore interest at 12% per annum and was due on July 5, 2016. The partner loan was repaid in full in July 2016. Upon repayment of the partner loan, the venture partner has been deemed to have made a capital contribution to the venture in the amount of the partner loan.

Sullivan Center, Chicago, Illinois – sale of interest - On April 27, 2016 Winthrop sold its interests in this asset to its venture partner for aggregate gross proceeds of $95,270,000 which included the ownership interest in the mezzanine loan that was classified as a secured financing receivable for financial reporting purposes.

Lake Brandt, Greensboro, North Carolina – property sale – On May 12, 2016 Winthrop sold its residential property known as Lake Brandt Apartments for gross proceeds of $20,000,000 and received net proceeds of $6,296,000 after satisfaction of third party mortgage debt and closing costs. The liquidation value of the property was $20,000,000 at December 31, 2015.

Highgrove, Stamford, Connecticut – property sale – On May 19, 2016 the venture in which Winthrop holds an 83.7% interest sold its apartment building located in Stamford, Connecticut for gross proceeds of $87,500,000. Proceeds of the sale were used to fully satisfy the $77,767,000 mortgage loan collateralized by the property and the venture’s remaining property in Houston, Texas. Exclusive of the forfeited deposits discussed below, the liquidation value of the property was $85,000,000 at December 31, 2015.

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

Jacksonville, Florida – property sale – On June 30, 2016 Winthrop sold its warehouse property in Jacksonville, Florida for a gross sales price of $10,500,000. Winthrop provided seller financing of $8,400,000 which loan bears interest at the rate of LIBOR plus 5% with a floor of 6% and a ceiling of 8%. The loan requires monthly payments of interest only and matures on July 1, 2019. The liquidation value of the property was $11,432,000 at December 31, 2015.

Mentor Retail, Chicago, Illinois – property sale/loan satisfaction - On July 29, 2016 the venture in which Winthrop held a 49.9% interest sold the Mentor Retail property for gross proceeds of $10,450,000. During 2016 Winthrop received aggregate distributions of $3,906,000 from the venture which includes its share of operating cash flow and sale proceeds through the dissolution of the venture. The liquidation value of this investment was $2,986,000 at December 31, 2015.

WINTHROP REALTY LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In addition, in connection with the property sale Winthrop received $2,510,000 in full repayment of the Mentor Retail loan receivable plus all accrued and unpaid interest. The liquidation value of the loan receivable was $2,511,000 at December 31, 2015.

One East Erie, Chicago, Illinois – property sale – On August 11, 2016 the Liquidating Trust sold to an independent third party its office property known as One East Erie for gross proceeds of $47,900,000 and received net proceeds of $46,982,000 after payment of closing costs. The liquidation value was $53,000,000 at December 31, 2015.

Churchill, Pennsylvania – loan satisfaction – On October 5, 2016 the Liquidating Trust entered into a discounted payoff agreement with the borrower under the Churchill loan. The agreement provided for the loan, which had an outstanding principal balance of $333,000 to be fully satisfied for $100,000. The Liquidating Trust received $100,000 in full satisfaction of the loan pursuant to the terms of the agreement. The liquidation value of the loan receivable was $0 at December 31, 2015.

Poipu Shopping Village – loan satisfaction – On November 10, 2016 the Liquidating Trust received $2,741,000 in full repayment, inclusive of all accrued and unpaid interest, on the B-Note collateralized by the Poipu Shopping Village located in Koloa, Hawaii. The liquidation value of the loan receivable was $2,756,000 at December 31, 2015.

701 Seventh Avenue, New York, New York – capital contributions/refinancing – Winthrop and the Liquidating Trust invested an additional $13,013,000 in this venture during 2016 bringing its total invested capital in the venture to $128,502,000 at December 31, 2016. The Liquidating Trust is contractually obligated to contribute up to $137,256,000 in the aggregate to this venture. No contributions have been made to this venture in 2017.

On November 1, 2016 this venture refinanced a portion of its existing indebtedness with a new $510,000,000 mortgage loan and a new $255,500,000 mezzanine loan. The new loans bear interest at a blended rate of LIBOR plus 6.49% per annum with a LIBOR floor of 0.40%, require payments of interest only and mature November 9, 2018, subject to three six-month extensions. These new loans replaced the existing mortgage and mezzanine loans in the aggregate amount of $615,000,000 and which bore interest at LIBOR plus 8% per annum. The existing $200,000,000 EB-5 mezzanine loan which bears interest at 5.9% per annum remains in place.

At closing, $237,500,000 of the mortgage loan and $176,000,000 of the mezzanine loan were drawn down. At December 31, 2016 the outstanding balances on the mortgage loan, mezzanine loan and EB-5 loan were $240,041,000, $203,466,000 and $195,000,000, respectively. The remaining $326,993,000 in the aggregate is available to be drawn down to fund completion of construction of the retail and hotel development.

2015 Transactions

Vintage Housing Holdings – sale of interest – On January 2, 2015 Winthrop contributed an additional $5,645,000 to the venture to acquire the limited partner interests in two of the underlying properties. During the six months ended June 30, 2015 Winthrop received distributions, inclusive of return of capital distributions, totaling $4,959,000 from the venture. On June 1, 2015 Winthrop sold its interest in Vintage Housing Holdings LLC to an independent third party and received net proceeds of approximately $82,471,000. The liquidation value of this investment was $82,928,000 at December 31, 2014.

Edens Center and Norridge Commons – loan satisfaction - On February 5, 2015 the Norridge, Illinois property, which was one of the two properties that collateralized this loan receivable, was sold and Winthrop received a principal payment of $15,275,000 plus all accrued and unpaid interest due in connection with the sale. The outstanding principal balance on the loan receivable was $97,000 at September 30, 2015. Upon satisfaction of the loan, Winthrop was entitled to a participation interest equal to 30% of the value of both of the properties which collateralized the loan in excess of $115,000,000. On October 9, 2015 Winthrop received $3,100,000 in full satisfaction of the loan receivable and the participation interest.

In connection with the repayment in full of the loan receivable collateralized by the Edens Center and Norridge Commons properties, Winthrop sold its general partner interests in the two properties for an aggregate price of $493,000 pursuant to the terms of an existing option agreement. The sale price plus aggregate distributions received in 2015 was consistent with the liquidation value at December 31, 2014.

WINTHROP REALTY LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

44 Monroe, Phoenix, Arizona – property sale – On April 14, 2015 the venture in which Winthrop holds an 83.7% interest sold its apartment building located in Phoenix, Arizona for gross proceeds of $50,650,000. The entire net proceeds, after closing costs and pro-rations, of approximately $49,143,000 were used to pay down the loan collateralized by the remaining properties in the venture. The liquidation value of the property was $50,650,000 at December 31, 2014.

Concord Debt Holdings – loan satisfaction - During May 2015 Winthrop received a distribution of $20,173,000 from its Concord Debt Holdings LLC venture. The distribution was in connection with the sale of the luxury hotel assets owned by the MSREF hotel venture in which Concord Debt Holdings LLC holds an interest.

CDH CDO LLC – loan sale/satisfaction - On June 25, 2015 the venture closed on the sale of four bond assets and one loan asset for gross proceeds of $54,122,000. The proceeds of the sale were utilized to fully satisfy the debt of the venture. Additionally, in June 2015 a loan asset held by the venture was repaid at par, which was consistent with Winthrop’s liquidation value at December 31, 2014. On July 1, 2015 Winthrop received a $6,200,000 distribution from this venture.

Cerritos, California – property sale - On September 16, 2015 Winthrop sold its office property located in Cerritos, California for gross proceeds of $30,500,000 and received net proceeds of $6,174,000 after satisfaction of third party mortgage debt, closing costs and pro rations. The liquidation value of the property was $29,916,000 at December 31, 2014.

701 Seventh Avenue, New York, New York – capital contributions - Winthrop invested an additional $8,865,000 in this venture during 2015. As of December 31, 2015 Winthrop had total invested capital in the venture of $115,489,000.

7.	Loans Receivable

Loans receivable at December 31, 2016 and 2015 are as follows (in thousands):

			Carrying Amount (1)		Contractual Maturity Date
Description	Loan Position	Stated Interest Rate at December 31, 2015	December 31, 2016	December 31, 2015
Jacksonville (2)	Whole Loan	LIBOR + 5%	$8,400	$—	07/01/19
Poipu Shopping Village (3)	B-Note	N/A	—	2,769	N/A
Mentor Building (3)	Whole Loan	N/A	—	2,511	N/A
Rockwell (4)	Mezzanine	N/A	—	—	N/A
Churchill (5)	Whole Loan	N/A	—	—	N/A

			$8,400	$5,280

(1)	The carrying amount represents the estimated amount expected to be collected on disposition of the loan plus contractual interest receivable.
(2)	The loan has an interest rate floor of 6% and an interest rate ceiling of 8%.
(3)	The loan was repaid in full during 2016.
(4)	The senior lien holder foreclosed on the property on June 2, 2016.
(5)	The loan was fully satisfied for a discounted payoff amount of $100 in October 2016.

The carrying amount of loans receivable at December 31, 2016 and 2015 represents the estimated amount expected to be collected on disposition of the loans and includes accrued interest of $0 and $28,000, respectively.

The weighted average coupon as calculated on the par value of loans receivable was 6.00% and 7.97% at December 31, 2016 and 2015, respectively, and the weighted average yield to maturity as calculated on the carrying value of loans receivable was 6.00% and 13.54% at December 31, 2016 and 2015, respectively.

At December 31, 2016 and 2015, none of Winthrop’s or the Liquidating Trust’s loans receivable were directly financed.

WINTHROP REALTY LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Loan Receivable Activity

Activity related to loans receivable is as follows (in thousands):

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
Balance at beginning of year	$5,280	$24,005
Purchase and advances	9,035	—
Interest received, net	(28)	(190)
Repayments/sale proceeds	(5,987)	(18,535)
Change in liquidation value	100	—

Balance at end of year	$8,400	$5,280

Credit Quality of Loans Receivable

Under liquidation accounting, the Liquidating Trust carries its loans receivable at the estimated amount of principal payments it expects to receive over the holding period of the loan. The Liquidating Trust utilizes a grading system to assess the collectability of its loan portfolio. Grading categories included debt yield, debt service coverage ratio, length of loan, property type, loan type, and other more subjective variables that included property or collateral location, market conditions, industry conditions, and sponsor’s financial stability. Management reviewed each category and assigned an overall numeric grade for each loan to determine the loan’s risk of loss and to provide a determination as to whether an individual loan required an adjustment to the recorded liquidation value.

All loans with a positive score did not require a loan loss allowance. Any loan graded with a neutral score or “zero” was subject to further review of the collectability of the interest and principal based on current conditions and qualitative factors. Any change in the credit quality of the loan receivable that changes the Liquidating Trust’s estimate of the amount it expects to collect will be recorded as a change to the liquidation value of its loans receivable.

The table below summarizes the Liquidating Trust’s loans receivable by internal credit rating at December 31, 2016 and 2015 (in thousands, except for number of loans):

	December 31, 2016		December 31, 2015
		Liquidation		Liquidation
	Number of	Value of Loans	Number of	Value of Loans
Internal Credit Quality	Loans	Receivable	Loans	Receivable
Greater than zero	1	$8,400	2	$5,280
Equal to zero	—	—	1	—
Less than zero	—	—	1	—

	1	$8,400	4	$5,280

Secured Financing Receivable

In August 2013 Winthrop closed on an agreement to acquire its venture partner’s (“Elad”) 50% interest in the mezzanine lender with respect to the One South State Street, Chicago, Illinois property (“Lender LP”) for $30,000,000. In connection with the transaction, Winthrop entered into an option agreement with Elad granting Elad the right, but not obligation, to repurchase the interest in the venture. The option agreement provided Elad, as the transferor, the option to unilaterally cause the return of the asset at the earlier of two years from and after August 21, 2013 or an event of default on Lender LP’s mezzanine debt. As such, Elad was able to retain control of its interest in Lender LP for financial reporting purposes as the exercise of the option was unconditional other than for the passage of time. As a result, for financial reporting purposes, the transfer of the financial asset was accounted for as a secured financing rather than an acquisition. The $30,000,000 acquisition price was recorded as a secured financing receivable. On April 27, 2016 Winthrop sold its interest in the secured financing receivable. See Note 6 – “Investment and Disposition Activities” for further details on the sale.

WINTHROP REALTY LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8.	Equity Investments

Under liquidation accounting, equity investments are carried at net realizable value. The Liquidating Trust’s nominal ownership percentages in its equity investments consist of the following at December 31, 2016 and December 31, 2015:

Venture Partner	Equity Investment	Nominal % Ownership at December 31, 2016	Nominal % Ownership at December 31, 2015
Atrium Holding	RE CDO Management LLC	50.0%	50.0%
Inland	Concord Debt Holdings LLC	66.6%	66.6%
Inland	CDH CDO LLC	49.6%	49.6%
Marc Realty	Atrium Mall LLC	50.0%	50.0%
New Valley/Witkoff (1)	701 Seventh WRT Investor LLC	80.5%	81.0%
Serure/C&B High Line (2)	446 High Line LLC	72.0%	83.6%
Elad Canada Ltd (3)	WRT One South State Lender LP	N/A	50.0%
Elad Canada Ltd (3)	WRT-Elad One South State Equity LP	N/A	50.0%
Freed (3)	Mentor Retail LLC	N/A	49.9%
RS Summit Pointe (4)	RS Summit Pointe Apartments LLC	N/A	80.0%

(1)	The investment in this venture provides the Liquidating Trust and Winthrop with a 60.72% and 61.14% effective ownership interest in the underlying property at December 31, 2016 and 2015, respectively.
(2)	Investment was reclassified as an equity investment as of December 31, 2015 due to a change in exit strategy. The investment was consolidated in previous filings. The nominal ownership percentage is based on the waterfall provision of the partnership. See Note 3 - Basis of Presentation for further discussion.
(3)	Winthrop’s investment was sold or fully redeemed during the year ended December 31, 2016.
(4)	Investment was reclassified as an investment in real estate as of November 30, 2016 due to a change in exit strategy. See Note 3 - Basis of Presentation for further discussion.

See Note 6 – “Investment and Disposition Activities” for information relating to 2016 and 2015 activity with respect to equity investments.

9.	Debt

Mortgage Loans Payable

Mortgage loans payable are carried at their contractual amounts due under liquidation accounting. The Liquidating Trust and Winthrop had outstanding mortgage loans payable of $108,826,000 and $172,095,000 at December 31, 2016 and 2015, respectively. The mortgage loan payments of principal and interest are generally due monthly, quarterly or semi-annually and are collateralized by applicable real estate of the Liquidating Trust.

WINTHROP REALTY LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Liquidating Trust’s mortgage loans payable at December 31, 2016 and Winthrop’s mortgage loans payable at December 31, 2015 are summarized as follows (in thousands):

Location of Collateral	Maturity	Spread Over LIBOR (1)	Interest Rate at December 31, 2016	December 31, 2016	December 31, 2015
Lisle, IL	Mar 2017	—	5.55%	$5,230	$5,309
Orlando, FL	Jul 2017	—	6.40%	34,950	35,668
Plantation, FL	Apr 2018	—	6.48%	10,255	10,406
Houston, TX (2)	Jun 2018	Libor + 2.75%	3.52%	45,000	—
Oklahoma City, OK (3)	Feb 2021	—	5.70%	8,790	—
Churchill, PA	Aug 2024	—	3.50%	4,601	4,782
Chicago, IL (4)	N/A	—	N/A	—	19,104
Houston, TX (5)	N/A	—	N/A	—	44,319
Stamford, CT (5)	N/A	—	N/A	—	33,448
Greensboro, NC (6)	N/A	—	N/A	—	13,600
Lisle, IL (7)	N/A	—	N/A	—	5,459

				$108,826	$172,095

(1)	The one-month LIBOR rate at December 31, 2016 was 0.77167%. The one-month LIBOR rate at December 31, 2015 was 0.4295%.
(2)	The property was financed on June 9, 2016. Winthrop purchased an interest rate cap which caps LIBOR at 1.5%.
(3)	The property was reclassified as an investment in real estate as of November 30, 2016 due to a change in exit strategy. The property was classified as an equity investment in previous filings. See Note 3 – Basis of Presentation.
(4)	The loan was repaid in full on April 28, 2016.
(5)	These properties were cross-collateralized. Proceeds from property sales went 100% to repay the mortgage loan. The loan was repaid in full on May 19, 2016.
(6)	The loan was repaid in full on May 12, 2016.
(7)	The loan was repaid in full on August 19, 2016.

The following table summarizes future principal repayments of mortgage loans payable as of December 31, 2016 (in thousands):

Year	Amount
2017	40,798
2018	55,644
2019	632
2020	755
2021	8,771
Thereafter	2,226

$108,826

10.	Senior Notes Payable

In August 2012 Winthrop issued a total $86,250,000 of its 7.75% Senior Notes (the “Senior Notes”) at an issue price of 100% of par value. The Senior Notes matured on August 15, 2022 and bore interest at the rate of 7.75% per year, payable quarterly in arrears.

Pursuant to its securities repurchase plan, as of August 15, 2015 Winthrop had acquired $14,995,000 of its outstanding Senior Notes in open market transactions for an aggregate price of $15,707,000. Winthrop redeemed the Senior Notes in full effective

WINTHROP REALTY LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

August 15, 2015. The aggregate redemption price paid was $72,635,000 (or $25.484375 per $25.00 face amount Senior Note) which represents the face amount of the Senior Notes not owned by Winthrop plus accrued and unpaid interest to, but not including, August 15, 2015.

11.	Federal and State Income Taxes

Winthrop operated in a manner which qualified it as a REIT under Sections 856-860 of the Code. In order to qualify as a REIT, Winthrop was generally required each year to distribute to its shareholders at least 90% of its taxable income (excluding any net capital gain).

Certain states and localities disallow state income taxes as a deduction and exclude interest income from United States obligations when calculating taxable income. Federal and state tax calculations can differ due to differing recognition of net operating losses.

The 2016 and 2015 dividends per Common Share from Winthrop for an individual shareholder’s income tax purposes were as follows:

				Cash	Non-Cash	Total
	Ordinary	Capital	Nontaxable	Liquidating	Liquidating	Dividends
	Dividends	Gains	Distribution	Distribution	Distribution	Paid
2016	$—	$—	$—	$3.25	$9.21	$12.46
2015	—	—	—	4.50	—	4.50

The Liquidating Trust will be treated as a partnership for federal and state income tax purposes. Accordingly, no provision or benefit for income taxes is made in the consolidated financial statements. All distributions from the Liquidating Trust in 2016 are considered a return of capital for tax purposes.

12.	Commitments and Contingencies

The Liquidating Trust has future funding commitments attributable to its 701 Seventh Avenue investment which total approximately $8,754,000 at December 31, 2016. The Liquidating Trust’s venture which owns the property located at 450 W 14th Street, New York, New York is subject to a ground lease which expires on June 1, 2053. As of December 31, 2016, in connection with the ground lease, the venture has commitments of $1,656,000; $1,791,000; $1,844,000; $1,900,000; $1,957,000 and $101,927,000 for the years ending December 31, 2017, 2018, 2019, 2020, 2021 and thereafter, respectively. The Liquidating Trust’s venture which owns the property referred to as Atrium Mall in Chicago, Illinois is subject to a master lease with the State of Illinois which expires on September 19, 2034. As of December 31, 2016, in connection with the master lease, the venture has commitments of $440,000 for each of the years ending December 31, 2017, 2018, 2019, 2020 and 2021 and aggregate commitments of $5,607,000 thereafter. The Liquidating Trust also has a ground lease related to its Orlando, Florida property which calls for ground rent of $2.00 per year through December 31, 2017 and then fair market value for each successive renewal term. The building lease requires the tenant to perform all covenants under the ground lease including the payment of ground rent.

The Liquidating Trust is involved from time to time in litigation on various matters, including disputes with tenants and disputes arising out of agreements to purchase or sell properties. Given the nature of the Liquidating Trust’s business activities, these lawsuits are considered routine to the conduct of its business. The result of any particular lawsuit cannot be predicted because of the very nature of litigation, the litigation process and its adversarial nature, and the jury system. The Liquidating Trust does not expect that the liabilities, if any, that may ultimately result from such legal actions will have a material adverse effect on its financial condition or results of operations.

See Note 13 – Related-Party Transactions for details on potential fees payable to FUR Advisors.

Churchill, Pennsylvania - In 2011 Winthrop was conveyed title to the land underlying the Churchill, Pennsylvania property. Prior to the conveyance of the land, a Phase II environmental study was performed. The study found that there were certain

WINTHROP REALTY LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

contaminants at the property all of which were within permitted ranges. In addition, given the nature and use of the property currently and in the past as a laboratory that analyzes components and machinery that were utilized at nuclear power plants, it is possible that there may be contamination that could require remediation.

13.	Related-Party Transactions

The activities of the Liquidating Trust are administered by FUR Advisors pursuant to the terms of the Advisory Agreement between Winthrop and FUR Advisors. FUR Advisors is majority owned by Winthrop’s former executive officers and senior management, including two of the Liquidating Trust’s trustees. Pursuant to the terms of the Advisory Agreement, FUR Advisors is responsible for providing asset management services to the Liquidating Trust and coordinating with the Liquidating Trust’s unitholder transfer agent and property managers. FUR Advisors is entitled to receive a base management fee and a termination fee and/or an incentive fee in accordance with the terms of the Advisory Agreement. In addition, FUR Advisors or its affiliate is entitled to receive property and construction management fees subject to the approval of the trustees.

Base Asset Management Fee – FUR Advisors is entitled to receive a base management fee of 1.5% of equity as defined in the Advisory Agreement and a termination fee and/or an incentive fee in accordance with the terms of the Advisory Agreement. Additionally, FUR Advisors receives a fee equal to 0.25% of any equity contributions by unaffiliated third parties to a venture with the Liquidating Trust and managed by FUR Advisors.

In connection with the adoption of the plan of liquidation, the Liquidating Trust accrues costs it expects to incur through the end of the liquidation. In this regard, at December 31, 2016 the Liquidating Trust has accrued, based on its estimates of the timing and amounts of liquidating distributions to be paid to holders of Units, base management fees of $4,914,000 exclusive of the $880,000 included in related party fees payable. This amount is included in liabilities for estimated costs in excess of estimated receipts during liquidation. Actual fees incurred may differ significantly from these estimates due to inherent uncertainty in estimating future events.

Incentive Fee / Termination Fee - The incentive fee is equal to 20% of any amounts available for distribution in excess of the threshold amount and is only payable at such time, if at all, (i) when holders of Units receive aggregate distributions above the threshold amount or (ii) upon termination of the Advisory Agreement if the net value of the Liquidating Trust’s assets exceeds the threshold amount based on then current market values and appraisals. That is, the incentive fee is not payable annually but only at such time, if at all, as unitholders have received distributions in excess of the threshold amount (set at $569,963,000 on December 31, 2014 plus an annual return thereon equal to the greater of (x) 4% or (y) the 5 year U.S. Treasury Yield plus 2.5% (such return, the “Growth Factor”) less any distributions paid from and after January 1, 2015). The incentive fee will also be payable if the Advisory Agreement is terminated, other than for cause (as defined) by the Liquidating Trust or with cause by the Advisor, and if on the date of termination the net value of the Liquidating Trust’s assets exceeds the threshold amount. At December 31, 2016 the threshold amount required to be distributed before any incentive fee would be payable to FUR Advisors was $271,614,000, which was equivalent to $7.58 per Unit. At December 31, 2016, based on the Liquidating Trust’s estimate of liquidating distributions, it is estimated that the Advisor would be entitled to an incentive fee of $8,319,000 in connection with the liquidation. This amount has been accrued and is included in liabilities for estimated costs in excess of estimated receipts during liquidation.

With respect to the termination fee, it is only payable if there is (i) a termination of the Advisory Agreement for any reason other than for cause (as defined) by the Liquidating Trust or with cause by the Advisor, or (ii) a disposition of all or substantially all of the Liquidating Trust’s assets. The termination fee, if payable, is equal to the lesser of (i) the base management fee paid to the Advisor for the prior twelve month period or (ii) either (x) in the case of a termination of the Advisory Agreement, 20% of the positive difference, if any between (A) the appraised net asset value of the Liquidating Trust’s assets at the date of termination and (B) the threshold amount less $104,980,000, or (y) in the case of a disposition, 20% of any liquidating distributions paid on account of the Units at such time as the threshold amount is reduced to $104,980,000, which, based on current estimates, will be achieved at such time as additional liquidating distributions of approximately $4.65 per Unit in excess of the Growth Factor have been paid. For example, if all of the Liquidating Trust’s assets were sold and the proceeds therefrom were distributed to holders of Units at January 1, 2017, the termination fee would only have been payable if additional liquidating distributions of approximately $4.65 per Unit had been paid, and then only until the total termination fee paid would have equaled $9,496,000 (the base management fee for the twelve months prior to the approved plan of liquidation), which amount would be achieved when total additional liquidating distributions paid per Unit equaled approximately $5.69. At December 31, 2016 it is estimated that the Advisor will be entitled to a termination fee of $9,496,000 upon disposition of the remaining assets. This amount has been accrued and is included in liabilities for estimated costs in excess of estimated receipts during liquidation.

WINTHROP REALTY LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Property Management and Construction Management - Winthrop Management LP (“Winthrop Management”), an affiliate of FUR Advisors and Winthrop’s former executive officers, assumed property management responsibilities for various properties owned by the Liquidating Trust. Winthrop Management receives a property management fee and construction management fee pursuant to the terms of individual property management agreements.

The following table sets forth the fees and reimbursements paid or accrued by Winthrop and the Liquidating Trust for the years ended December 31, 2016 and 2015 to FUR Advisors and Winthrop Management (in thousands):

	For the Years Ended December 31,
	2016	2015
Base Asset Management Fee (1)	$4,575	$6,367
Property Management Fee	633	974
Construction Management Fee	3	130

	$5,211	$7,471

(1)	Includes fees on third party contributions of $10 and $27 for the years ended December 31, 2016 and 2015, respectively.

At December 31, 2016, $880,000 payable to FUR Advisors and $68,000 payable to Winthrop Management were included in related party fees payable.

14.	Common Share Options and Restricted Share Grants

In May 2007 Winthrop’s shareholders approved the Winthrop Realty Trust 2007 Long Term Incentive Plan (the “2007 Plan”) pursuant to which Winthrop could issue options to acquire Common Shares and restricted share awards to its trustees, directors and consultants, including those performing services for FUR Advisors. In May 2013 Winthrop’s shareholders approved an amendment to the 2007 Plan increasing the number of shares issuable under the plan to 1,000,000. No stock options were issued.

On February 1, 2013 the Board approved the issuance of 600,000 Restricted Shares to FUR Advisors, 500,000 of which were subject to the approval of the shareholders to the increase in the number of shares issuable under the 2007 Plan. The initial 100,000 Restricted Shares were issued on February 28, 2013. At the May 21, 2013 annual shareholders meeting the increase in shares issuable under the 2007 Plan from 100,000 to 1,000,000 was approved by the requisite number of shareholders and the remaining 500,000 shares were issued on May 28, 2013. The Restricted Shares were subject to forfeiture through May 5, 2016 (the “Forfeiture Period”). The Restricted Shares fully vested at the expiration of the Forfeiture Period and all prior dividends that were held in escrow were released and paid to the holders of the Restricted Shares.

Upon dissolution of Winthrop in August 2016, the 2007 Plan was terminated. There were no Restricted Shares issued and outstanding at December 31, 2016.

WINTHROP REALTY LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

15.	Future Minimum Lease Payments

Future minimum lease payments scheduled to be received under non-cancellable operating leases are as follows (amounts in thousands):

Year	Amount
2017	$9,291
2018	4,443
2019	4,044
2020	2,935
2021	2,113
Thereafter	15,081

$37,907

Siemens Real Estate, the tenant at the property in Orlando, Florida, represented more than 10% of the base rental revenues of Winthrop and the Liquidating Trust for the year ended December 31, 2016 contributing approximately 37.1%.

AT&T Services, the tenant at the property in Plantation, Florida, represented more than 10% of the base rental revenues of Winthrop and the Liquidating Trust for the year ended December 31, 2016 contributing approximately 14.8%.

Siemens Real Estate, the tenant at the property in Orlando, Florida, represented more than 10% of the base rental revenues of Winthrop for the year ended December 31, 2015 contributing approximately 24.7%.

16.	Subsequent Events

The Liquidating Trust has performed an evaluation of subsequent events through the date of issuance of the consolidated financial statements and noted no items requiring adjustment of the consolidated financial statements or additional disclosures.

WINTHROP REALTY LIQUIDATING TRUST

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Trustees, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2016. Based on such evaluation, the Liquidating Trust’s Trustees have concluded that, as of the end of such period, the Liquidating Trust’s disclosure controls and procedures are effective.

Control Over Financial Reporting

The Liquidating Trust’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Liquidating Trust’s internal control over financial reporting is a process which was designed under the supervision of the Liquidating Trust’s principal executives and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Liquidating Trust’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Trustees of the Liquidating Trust; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Liquidating Trust’s assets that could have a material effect on our financial statements.

As of December 31, 2016 the Liquidating Trust’s management conducted an assessment of the effectiveness of the Liquidating Trust’s internal control over financial reporting. The Liquidating Trust’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013) in “Internal Control - Integrated Framework.” Based on that assessment and those criteria, we concluded that our internal control over financial reporting is effective as of December 31, 2016.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting during our last fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None

WINTHROP REALTY LIQUIDATING TRUST

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of the Liquidating Trust

The following table presents certain information with respect to our trustees as of the date of this annual report:

Name	Age	Principal Occupation and Position Held
Michael L. Ashner	64	Trustee
Howard Goldberg	71	Trustee
Carolyn Tiffany	50	Trustee

Michael Ashner - Mr. Ashner previously served as Chief Executive Officer of Winthrop Realty Trust from December 31, 2003 through August 5, 2016 and Chairman from April 2004 through August 5, 2016. Mr. Ashner also served as the Executive Chairman and a trustee of Lexington Realty Trust (“Lexington”), a New York Stock Exchange listed real estate investment trust, from December 31, 2006 when Newkirk Realty Trust, Inc. (“Newkirk”) was merged into Lexington to March 20, 2008. Mr. Ashner previously served as a director and the Chairman and Chief Executive Officer of Newkirk until it was merged into Lexington. Mr. Ashner also currently serves as the Chief Executive Officer of First Winthrop Corporation, a real estate investment and management company, a position he has held since 1996. Mr. Ashner previously served as a director and Chief Executive Officer of Shelbourne Properties I, Inc., Shelbourne Properties II, Inc. and Shelbourne Properties III, Inc. (collectively, the “Shelbourne Entities”), three real estate investment trusts, from August 2002 until their liquidation in April 2004. During the past six years Mr. Ashner has served as a director of NBTY, Inc. a public company that had a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15 of such Act.

Howard Goldberg – Mr. Goldberg previously served as a trustee of Winthrop Realty Trust from December 2003 through August 5, 2016. Mr. Goldberg has been a private investor in both real estate and start-up companies and has provided consulting services to start-up companies since 1999. From 1994 through 1998, Mr. Goldberg served as President, CEO, and board member of Player’s International, a publicly-traded company in the gaming business prior to its sale to Harrah’s Entertainment Inc. From 2003 through 2005, Mr. Goldberg served as a part-time consultant to Laser Lock Technologies, Inc., LLTI.OB, a publicly-traded development stage company, engaged in the development and marketing of technologies for the prevention of product and document counterfeiting and electronic article surveillance. From 1995 through 2000, Mr. Goldberg served on the board of directors and audit committee of Imall Inc., a publicly-traded company that provided on-line shopping prior to its sale to Excite-at-Home. Mr. Goldberg served as a member of the board of directors and the audit committees of the Shelbourne Entities from August 2002 until their liquidation in April 2004. Mr. Goldberg has a law degree from New York University and was previously the managing partner of a New Jersey law firm where he specialized in gaming regulatory law and real estate from 1970 through 1994.

Carolyn Tiffany - Ms. Tiffany previously served as President of Winthrop Realty Trust from January 1, 2010 through August 5, 2016 and served as Chief Operating Officer and Secretary from January 8, 2004 to January 31, 2007. From February 2007 through March 2008 Ms. Tiffany served as a principal and the Chief Operating Officer for High Street Equity Advisors, a private equity real estate firm. From April 2008 to December 31, 2008, Ms. Tiffany was a private investor. In addition, Ms. Tiffany served as the Chief Operating Officer and Secretary of Newkirk and its predecessor entities from 1996 to December 31, 2006.

WINTHROP REALTY LIQUIDATING TRUST

Family Relationships

There are no family relationships between any of our Trustees.

Audit Committee

We do not have an audit committee or other committee that performs similar functions and, consequently, have not designated an audit committee financial expert. Due to the limited operations and level of activity, which primarily includes the sale of the remaining assets and the payment of outstanding obligations, our Trustees believe that the services of an audit committee financial expert are not warranted.

Code of Ethics

We have adopted a Code of Ethics, which is applicable to all Trustees as well as FUR Advisors and its employees. The Code of Ethics can be obtained upon request from the Secretary.

ITEM 11	– EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Winthrop did not provide any remuneration to its executive officers, and we do not have any executive officers. Winthrop did not, and we do not, have any direct employees. We retain FUR Advisors to provide substantially all of our asset management, accounting and investor services. We do not determine the compensation payable to the employees of FUR Advisors.

Equity Compensation

In 2013 Winthrop issued an aggregate of 600,000 restricted common shares, including 450,000 restricted common shares to its executive officers, pursuant to its 2007 Long Term Stock Incentive Plan (the “Plan”). These awards were granted to recognize the efforts of the named executive officers and the employees of our advisor. All restricted common shares issued under the Plan fully vested on May 5, 2016. Upon dissolution of Winthrop in August 2016, the Plan was terminated.

Outstanding Equity Awards at Fiscal Year End

There are no outstanding equity based awards as of the fiscal year ended December 31, 2016.

Compensation of Trustees

The following table sets forth a summary of the compensation received by our non-officer Trustees during 2016:

	Fees Earned or	Stock	Option	All Other
Name	Paid in Cash ($)	Awards	Awards	Compensation	Total ($)
Arthur Blasberg, Jr.	136,370	—	—	—	136,370
Howard Goldberg	176,315	—	—	—	176,315
Thomas McWilliams	99,141	—	—	—	99,141
Lee Seidler	103,326	—	—	—	103,326
Steven Zalkind	99,141	—	—	—	99,141

The former non-officer Trustees of Winthrop, Messrs. Blasberg, Goldberg, McWilliams, Seidler and Zalkind, each received $50,000 annually for their services as Trustees, $500 for each Board or committee meeting they attended in person,

WINTHROP REALTY LIQUIDATING TRUST

and $250 for each Board or committee meeting they attended telephonically. In addition, each member of the Audit Committee (other than the chairman) received $10,000 annually for serving on the Audit Committee and the chairman of the Audit Committee received an additional $30,000 annually. For serving as the Lead Independent Trustee, Mr. Goldberg received $25,000 annually. In addition, each of the former non-officer Trustees of Winthrop received an additional payment of $7,500 per year of service. Trustees who were also officers of Winthrop received no compensation for serving on the Board. However, all Trustees were reimbursed for travel expenses and other out-of-pocket expenses incurred in connection with their service on the Board and its committees. Mr. Goldberg receives $5,000 per month for his services as a Trustee of the Liquidating Trust.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of February 28, 2017 (except as otherwise indicated) regarding the ownership of our Units by (i) each person who is known to us to be the beneficial owner of more than 5% of the outstanding Units, (ii) each Trustee and Trustee nominee, (iii) each executive officer named herein, and (iv) all current executive officers and Trustees as a group. Except as otherwise indicated, each such Unitholder has sole voting and investment power with respect to the Units beneficially owned by such Unitholder. As of February 28, 2017, there were 36,425,084 Units outstanding.

Name and Address of Beneficial Owner	Position with the Trust	Amount and Nature of Beneficial Ownership		Percent of Class
FUR Investors, LLC (1) FUR Holdings LLC WEM-FUR investors LLC	—	2,671,369		7.3%
Michael L. Ashner (1)	Trustee	2,959,251	(2)	8.1%
Howard Goldberg (3)	Trustee	75,079		*
Carolyn Tiffany (3)	Trustee	111,410	(4)	*
All Trustees as a group	—	3,145,740		8.6%
The Vanguard Group Inc. (5)	—	3,107,315	(5)	8.5%
Vanguard Specialized Funds Vanguard REIT Index Fund (5)	—	2,242,780	(5)	6.2%
Apollo Management Holdings GP, LLC (and controlled entities) (6)	—	3,002,172	(6)	8.2%
Bulldog Investors LLC Phillip Goldstein Andrew Dakos Steven Samuels (7)	—	2,455,528	(7)	6.7%

*	less than 1%.
(1)	The address for each of FUR Investors LLC, FUR Holdings LLC, WEM-FUR Investors LLC, and Mr. Ashner is Two Jericho Plaza, Wing A, Suite 111, Jericho, NY 11753.

WINTHROP REALTY LIQUIDATING TRUST

(2)	Comprised of 2,671,369 Units owned by FUR Investors LLC, 287,882 Units held directly by Mr. Ashner and his spouse. Mr. Ashner is the managing member of WEM-FUR Investors LLC, the managing member of FUR Holdings, LLC, the sole member of FUR Investors LLC. As such, Mr. Ashner may be deemed to beneficially own all Units owned by FUR Investors.
(3)	The address for Mr. Goldberg and Ms. Tiffany is c/o Winthrop Realty Liquidating Trust, 7 Bulfinch Place, Suite 500, Boston, MA 02114.
(4)	Ms. Tiffany is a member of WEM-FUR Investors LLC, the managing member of FUR Holdings, LLC, the sole member of FUR Investors LLC. Accordingly, Ms. Tiffany has an indirect pecuniary interest in approximately 55,000 of the Units owned by FUR Investors LLC. However, Ms. Tiffany does not exercise investment control over the Units held by FUR Investors LLC. Accordingly, Ms. Tiffany is not deemed to beneficially own any of such Units under Section 13 or Section 16 of the Securities Exchange Act of 1934, as amended.
(5)	The address for The Vanguard Group Inc. (“Vanguard”) and Vanguard Specialized Funds-Vanguard REIT Index Fund (“Vanguard Fund”) is 100 Vanguard Blvd., Malvern, Pennsylvania 19355. Information is derived from the 13-G/A filing by Vanguard with the SEC on February 11, 2016 and a 13-G/A filing by Vanguard Fund with the SEC on February 9, 2016.
(6)	Beneficial owners consist of (i) Apollo Value Investment Master Fund, L.P. (“Value Master Fund”), (ii) Apollo Value Advisors, L.P. (“Value Advisors”), (iii) Apollo Value Capital Management, LLC (“Value Capital Management”), (iv) Apollo Value Management, L.P. (“Value Management”), (v) Apollo Value Management GP, LLC (“Value Management GP”), (vi) Apollo Credit Strategies Master Fund Ltd. (“Credit Strategies”), (vii) Apollo Credit Master Fund Ltd. (“Credit Master Fund”), (viii) Apollo ST Fund Management LLC (“ST Management”), (ix) Apollo ST Operating LP (“ST Operating”), (x) Apollo ST Capital LLC (“ST Capital”), (xi) ST Management Holdings LLC (“ST Management Holdings”), (xii) Apollo Capital Spectrum Fund, L.P. (“Capital Spectrum”), (xiii) Apollo Capital Spectrum Advisors, LLC (“Capital Spectrum Advisors”), (xiv) Apollo Capital Spectrum Management, LLC (“Capital Spectrum Management”), (xv) Apollo TR Opportunistic Ltd. (“TR Opportunistic”), (xvi) Apollo Total Return Master Fund LP (“TR Master Fund”), (xvii) Apollo Total Return Management LLC (“TR Management”), (xviii) Apollo A-N Credit Fund (Delaware), L.P. (“A-N Credit”), (xix) Apollo A-N Credit Management, LLC (“A-N Credit Management”), (xx) Apollo Capital Management, L.P. (“Capital Management”), (xxi) Apollo Capital Management GP, LLC (“Capital Management GP”), (xxii) Apollo Principal Holdings II, L.P. (“Principal II”), (xxiii) Apollo Principal Holdings II GP, LLC (“Principal II GP”), (xxiv) Apollo Management Holdings, L.P. (“Management Holdings”), and (xxv) Apollo Management Holdings GP, LLC (“Management Holdings GP”). The principal office of Value Master Fund, Credit Strategies, Credit Master Fund, Capital Spectrum, TR Opportunistic and TR Master Fund is c/o Maples Corporate Services Limited, P.O. Box 309, Ugland House, Grand Cayman, KY1 1104, Cayman Islands. The principal office of Value Advisors, Value Capital Management, Capital Spectrum Advisors, A-N Credit, Principal II and Principal II GP is One Manhattanville Road, Suite 201, Purchase, New York 10577. The principal office of each of Value Management, Value Management GP, ST Management, ST Operating, ST Capital, ST Management Holdings, Capital Spectrum Management, TR Management, A-N Credit Management, Capital Management, Capital Management GP, Management Holdings and Management Holdings GP is 9 W. 57th Street, 43rd Floor, New York, New York 10019. Information is derived from the 13-G/A filing with the SEC on February 16, 2016.
(7)	The address for Bulldog Investors LLC, Phillip Goldstein, Andrew Dakos and Steven Samuels (collectively, “Bulldog”) is Park 80 West, 250 Pehle Avenue, Suite 708, Saddle Brook, NJ 07663. Information is derived from the 13-G/A filing by Bulldog with the SEC on February 3, 2016.

WINTHROP REALTY LIQUIDATING TRUST

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, Trustees and persons who beneficially own greater than 10% of a registered class of our equity securities to file certain reports which we refer to as “Section 16 Reports” with the SEC with respect to ownership and changes in ownership of our Common Shares and other equity securities. Based solely on our review of the Section 16 Reports furnished to us as well as written representations from certain reporting persons, our officers, Trustees and greater than 10% beneficial owners, such persons have complied with all Section 16(a) requirements applicable to them.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

FUR Advisors administers our business pursuant to the terms of an advisory agreement. FUR Advisors is controlled by and partially owned by our former executive officers. Pursuant to the terms of the advisory agreement, FUR Advisors is responsible for providing asset management services to us and coordinating with our unitholder transfer agent and property managers. For providing these services, FUR Advisors is entitled to receive a base management fee and, in certain instances, an incentive fee and termination fee.

Under the Advisory Agreement, FUR Advisors is entitled to receive a base management fee and an incentive fee in accordance with the terms of the Advisory Agreement. The base management fee, which is paid on a quarterly basis, equals to 1.5% of (i) the issuance price of our outstanding equity securities plus (ii) 0.25% of any equity contribution by an unaffiliated third party to a venture managed by the Liquidating Trust. Pursuant to the terms of the Advisory Agreement, no incentive fee was payable during the year ended December 31, 2016. The base asset management fee attributable to third party equity contributions amounted to $10,000 for the year ended December 31, 2016.

Winthrop Management L.P., an affiliate of FUR Advisors and our former executive officers, provides property management responsibilities for certain of our properties. Pursuant to the terms of the property management agreement, Winthrop Management L.P. receives a fee equal to 3% of the monthly revenues of such properties. In addition, Winthrop Management L.P. is also entitled to receive construction management fees with respect to capital improvements at the properties it manages for us.

The following table sets forth the fees and reimbursements paid by us for the year ended December 31, 2016 to FUR Advisors and Winthrop Management L.P.:

2016
Base Asset Management Fee (1)	$4,575,000
Property Management (2)	$633,000
Construction Management (2)	$3,000

(1)	Payable to FUR Advisors
(2)	Payable to Winthrop Management L.P.

WINTHROP REALTY LIQUIDATING TRUST

WRP Sub-Management LLC, which we refer to as WRP Sub-Management, an affiliate of FUR Advisors provides its personnel to (i) WRP Management LLC, a subsidiary of the Liquidating Trust that is the collateral manager for Concord Real Estate CDO-1, Ltd. and the administrative manager of Concord Debt Holdings LLC and (ii) RE CDO Management LLC, a 50% owned subsidiary of the Liquidating Trust that was the collateral manager for Sorin Real Estate CDO IV, Ltd.. For providing its personnel, for the year ended December 31, 2016, WRP Management LLC and RE CDO Management LLC reimbursed WRP Sub-Management $250,000 and $4,000, respectively.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

PricewaterhouseCoopers LLP (“PwC”) was selected and appointed as Winthrop’s independent registered public accounting firm for the period ended August 5, 2016, the date of transfer of Winthrop’s remaining assets and liabilities to the Liquidating Trust. We did not engage independent auditors to perform an audit of the financial statements contained in this Form 10-K for the year ended December 31, 2016.

The following table lists the fees for services rendered by PwC for 2016 and 2015:

Type of Fee	2016	2015
Audit fees	$445,000	$1,405,000
Audit related fees	—	—
Tax fees	77,000	84,000
All other fees	—	—

Total	$522,000	$1,489,000

Audit fees for the period and year ended August 5, 2016 and December 31, 2015, respectively, were for professional services rendered in connection with the integrated audit of our consolidated financial statements, internal control over financial reporting and quarterly reviews of our consolidated financial statements.

Tax fees for the period and year ended August 5, 2016 and December 31, 2015, respectively, were for services related to tax compliance, tax planning and strategies and state and local tax advice.

WINTHROP REALTY LIQUIDATING TRUST

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statement Schedules.

(1) Financial Statements:

Management’s Report on Internal Control over Financial Reporting on page 51 of Item 9A.

Consolidated Statements of Net Assets (Liquidation Basis) - December 31, 2016 and 2015 on page 32 of Item 8.

Consolidated Statements of Changes in Net Assets (Liquidation Basis) – Years Ended December 31, 2016 and 2015 on page 34 of Item 8.

Notes to Consolidated Financial Statements on pages 35 through 50 of Item 8.

(2) Financial Statement Schedules:

Schedule III - Real Estate and Accumulated Depreciation.

Schedule IV – Mortgage Loans on Real Estate

All Schedules, other than III and IV, are omitted, as the information is not required or is otherwise furnished.

(b) Exhibits.

The exhibits listed on the Exhibit Index on page 63 are filed as a part of this Report or incorporated by reference.

ITEM 16 – FORM 10-K SUMMARY

None.

WINTHROP REALTY LIQUIDATING TRUST

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTHROP REALTY LIQUIDATING TRUST

Dated: March 8, 2017	By:	/s/ Michael L. Ashner
Michael L. Ashner
Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael L. Ashner	Trustee	March 8, 2017

/s/ Carolyn Tiffany	Trustee	March 8, 2017

/s/ Howard Goldberg	Trustee	March 8, 2017

WINTHROP REALTY LIQUIDATING TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

At December 31, 2016

(amounts in thousands, unaudited)

				Initial Cost to Company		Gross Amounts at Which Carried at Close of Period
	Location		Encumbrance	Land	Building and Improvements	Land	Building and Improvements	Accumulated Depreciation (2)	Net Liquidation Adjustment (1)	Total	Date Acquired	Life
Office	Orlando	FL	$34,950	$—	$17,248	$—	$17,290	$(4,196)		$13,094	11/2004	40 yrs
Office	Plantation	FL	10,255	—	8,915	4,000	8,935	(2,169)		10,766	11/2004	40 yrs
Office	Lisle	IL	—	3,774	16,371	3,774	9,751	(806)		12,719	2/2006	40 yrs
Office	Lisle	IL	5,230	780	2,803	780	3,521	(690)		3,611	2/2006	40 yrs
Other	Churchill	PA	4,601	—	23,834	—	11,705	(4,301)		7,404	11/2004	40 yrs
Other	Houston	TX	45,000	16,167	88,769	16,167	86,033	(1,861)		100,339	10/2013	40 yrs
Other	Oklahoma City	OK	8,790	1,328	13,351	1,328	13,754	—		15,082	10/2013	40 yrs
	Net Liquidation Adjustment (1)								23,637	23,637

	Total		$108,826	$22,049	$171,291	$26,049	$150,989	$(14,023)	$23,637	$186,652

The changes in total real estate for the period January 1, 2016 thru December 31, 2016 are as follows:

Balance as of January 1, 2016	$353,862
Capital expenditures	3,301
Consolidations	15,082
Liquidation adjustment, net	(56,498)
Disposals	(129,095)

Balance as of December 31, 2016 (liquidation basis)	$186,652

(1)	Under the liquidation basis of accounting, our real estate holding are now carried at their estimated value. As a result, the net liquidation adjustment is the net adjustment that we have made to the carrying value of the property in order to reflect its fair value.
(2)	Depreciation expense will not be recorded subsequent to July 31, 2014 as a result of the adoption of our plan of liquidation.

The tax basis of the above properties was $147,155 at December 31, 2016.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

(amounts in thousands, unaudited)

The following is a reconciliation of real estate assets and accumulated depreciation:

	Year Ended December 31,
	2016	2015	2014
Real Estate
Balance at beginning of period	$377,446	$587,952	$670,868
Additions during the period:
Other acquisitions	—	—	55,923
Improvements, etc.	3,301	3,632	10,273
Consolidation of property	15,082	—	—
Liquidation adjustment	—	—	166,603
Deductions during this period:
Cost of real estate sold	(138,656)	(82,793)	(99,679)
Asset impairments	(3,908)	—	(9,287)
Deconsolidation of property	—	(118,765)	(140,491)
Liquidation adjustment	(52,590)	(12,580)	—
Disposal of fully amortized assets	—	—	(5,293)
Transfer of discontinued operations	—	—	(60,965)

Balance at end of period	$200,675	$377,446	$587,952

Accumulated Depreciation
Balance at beginning of period	$23,584	$30,627	$56,448
Additions charged to operating expenses	—	—	10,595
Disposal of properties	(9,561)	(2,227)	(5,268)
Deconsolidation of property	—	(4,816)	(16,017)
Transfer to discontinued operations, net (1)	—	—	(9,838)
Disposal of fully amortized assets	—	—	(5,293)

Balance at end of period	$14,023	$23,584	$30,627

(1)	In 2014, the Englewood, Colorado; Chicago, Illinois (River City); Louisville, Kentucky; and Amherst, New York properties were placed into discontinued operations.

Schedule IV

Mortgage Loans on Real Estate

December 31, 2016

(amounts in thousands, unaudited)

Type of Loan	Location	Interest Rate	Contractual Maturity Date	Periodic Payment Terms	Senior Liens	Face Value	Outstanding Principal	Carrying Amount (1)
Whole Loan	Jacksonville, FL	LIBOR + 5%	07/01/19	Interest Only	—	$8,400	$8,400	$8,400

						$8,400	$8,400	$8,400

(1)	Carrying amount represents the estimated amount expected to be collected on disposition of the loan, plus contractual interest receivable at December 31, 2016.

Reconciliation of Mortgage Loans on Real Estate:

The following table reconciles Mortgage Loans for the years ended December 31, 2016, 2015 and 2014.

	2016	2015	2014
Balance at January 1	$5,280	$24,005	$101,100
Purchase and advances	9,035	—	35,992
Interest received, net	(28)	(190)	(283)
Repayments / Sale Proceeds	(5,987)	(18,535)	(120,194)
Loan accretion	—	—	2,086
Discount accretion received in cash	—	—	(5,865)
Liquidation adjustment	—	—	6,071
Change in liquidation value	100	—	5,098

Balance at December 31	$8,400	$5,280	$24,005

EXHIBIT INDEX

Exhibit	Description	Page Number

3.1	Liquidating Trust Agreement dated as of August 5, 2016 among Winthrop Realty Trust (the “Trust”), Michael L. Ashner, Howard Goldberg and Carolyn Tiffany – Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed July 28, 2016.	—

4.1	Agreement of Limited Partnership of WRT Realty L.P., dated as of January 1, 2005 - Incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed January 4, 2005.	—

4.2	Amendment No. 1 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of December 1, 2005 - Incorporated by reference to Exhibit 4.4 to the Trust’s Form 10-K filed March 15, 2012.	—

4.3	Amendment No. 2 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of November 28, 2011 - Incorporated by reference to the Trust’s Current Report on Form 8-K filed November 28, 2011.	—

4.4	Amendment No. 3 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of March 23, 2012 – Incorporated by reference to the Trust’s Current Report on Form 8-K filed March 23, 2012.	—

10.1	Stock Purchase Agreement between the Trust and FUR Investors, LLC, dated as of November 26, 2003, including Annex A thereto, being the list of Conditions to the Offer - Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed December 1, 2003.	—

10.2	Third Amended and Restated Advisory Agreement dated February 1, 2013, between the Trust, WRT Realty L.P. and FUR Advisors LLC Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed February 4, 2013.	—

10.3	Exclusivity Services Agreement between the Trust and Michael L. Ashner - Incorporated by reference to Exhibit 10.4 to the Trust’s Current Report on Form 8-K filed December 1, 2003.	—

10.4	Amendment No. 1 to Exclusivity Agreement, dated November 7, 2005 - Incorporated by reference to Exhibit 10.7 to the Trust’s Current Report on Form 8-K filed November 10, 2005.	—

10.5	Amendment No. 2 to Exclusivity Agreement, dated February 1, 2013 - Incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed February 4, 2013.	—

10.6	Covenant Agreement between the Trust and FUR Investors, LLC - Incorporated by reference to Exhibit 10.5 to the Trust’s Current Report on Form 8-K filed December 1, 2003.	—

10.7	Amendment No. 1 to Covenant Agreement, dated February 4, 2013 - Incorporated by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K filed February 4, 2013.	—

10.8	Winthrop Realty Trust 2007 Long Term Stock Incentive Plan - Incorporated by reference to the Trust’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 30, 2007.	—

10.9	Restricted Share Award Agreement, dated February 1, 2013, between Winthrop Realty Trust and Michael L. Ashner - Incorporated by reference to Exhibit 10.4 to the Trust’s Current Report on Form 8-K filed February 4, 2013.	—

EXHIBIT INDEX

10.10	Restricted Share Award Agreement, dated February 1, 2013, between Winthrop Realty Trust and Carolyn Tiffany - Incorporated by reference to Exhibit 10.4 to the Trust’s Current Report on Form 8-K filed February 4, 2013.	—

21	List of Subsidiaries	*

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	XBRL Report Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Calculation Linkbase Document	*

101.LAB	XBRL Taxonomy Label Linkbase Document	*

101.PRE	XBRL Presentation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

*	filed herewith