Form 10-K
period 2017-12-31
Winthrop Realty Liquidating Trust
filed 2018-03-16
CIK 37008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transaction period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of February 28, 2018, there were 36,425,084 units of beneficial interest in Winthrop Realty Liquidating Trust outstanding.

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

On August 5, 2016, in accordance with Winthrop’s plan of liquidation, Winthrop transferred the then remaining assets and liabilities, including its ownership interests in the Operating Partnership, to the Liquidating Trust. The Liquidating Trust is governed by a Liquidating Trust Agreement by and among Winthrop and Michael L. Ashner, Howard Goldberg and Carolyn Tiffany, as trustees. Upon the transfer of the assets and liabilities to us on August 5, 2016, each Common Share was automatically converted into one unit of beneficial interest in the Liquidating Trust, which we refer to as Units, and each holder of Common Shares became a beneficiary of the Liquidating Trust, which we refer to as beneficiaries. On October 3, 2016, Winthrop filed a Form 15 with the Securities and Exchange Commission (the “SEC”) to terminate the registration of the Common Shares under the Securities Exchange Act of 1934, as amended, and Winthrop ceased filing reports under that Act. In reliance on prior guidance by the SEC, the Liquidating Trust will only file with the SEC annual reports on Form 10-K and current reports on Form 8-K.

The sole purpose of the Liquidating Trust is to wind up the affairs of Winthrop by liquidating its remaining assets, satisfying the assumed liabilities, paying all costs and expenses of the Liquidating Trust and distributing the remaining proceeds to the beneficiaries. We have no objective to continue or engage in the conduct of a trade or business, except as necessary for the orderly liquidation of the remaining assets.

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

Pursuant to the Liquidating Trust Agreement, our affairs are overseen by three trustees, Michael L. Ashner, Howard Goldberg and Carolyn Tiffany. Until such time as our remaining assets are less than $250 million, the Liquidating Trust is required to use its commercially reasonable efforts to have one of its trustees satisfy the independence requirements of the New York Stock Exchange (“NYSE”). Howard Goldberg currently satisfies the independence requirements of the NYSE. FUR Advisors continues to administer our day to day affairs including overseeing the operation, management and disposition of our remaining assets. For providing these and other services, FUR Advisors is entitled to a base management fee and, in certain instances, an incentive fee and termination fee. See “Employees” below for a description of the fees payable to FUR Advisors.

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

The dissolution process and the amount and timing of distributions involves risks and uncertainties. As such, it is impossible at this time to determine the ultimate amount of liquidation proceeds that will actually be distributed to beneficiaries or the timing of such payments. Accordingly, no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in the Consolidated Statements of Net Assets. Prior to August 5, 2016, Winthrop paid liquidating distributions totaling $7.75 per Common Share. Subsequent to the transfer to the Liquidating Trust, liquidating distributions totaling $3.00 per Unit have been paid.

Our executive offices are located at 7 Bulfinch Place, Suite 500, Boston, Massachusetts 02114 and Two Jericho Plaza, Jericho, New York 11753. Our telephone number is (617) 570-4614 and our website is located at http://www.winthropreit.com. The information contained on our website does not constitute part of this Annual Report on Form 10-K. On our website you can obtain, free of charge, a copy of our Annual Report on Form 10-K, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, as soon as reasonably practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission, which we refer to as the SEC.

Assets

At the time of the adoption of the plan of liquidation, Winthrop held 20 consolidated operating properties, 18 equity investments, eight loans receivable, one secured financing receivable and one loan security. At December 31, 2017, we held three consolidated operating properties, five equity investments and one loan receivable.

At December 31, 2017 we had total assets of $302,774,000 and net assets in liquidation of $264,441,000. The net assets in liquidation at December 31, 2017 would result in liquidating distributions of approximately $7.26 per Unit; provided, however, no assurance can be given that the ultimate distributions made will equal or exceed such estimate.

Operating Properties

See Item 2. Properties for a description of our Operating Properties

Operating Property Activity

701 Seventh Avenue, New York, New York – capital contributions/refinancing – During 2017, we made additional capital contributions of $5,834,000 with respect to our interest in the venture that holds an indirect interest in the property located at 701 Seventh Avenue, New York, New York, bringing aggregate capital contributions through December 31, 2017 to $134,336,000. We are contractually obligated to contribute up to $137,256,000 in the aggregate to the venture. On March 2, 2018 we made an additional capital contribution of $1,667,000 bringing aggregate capital contributions to date to $136,003,000.

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

At closing, $237,500,000 of the mortgage loan and $176,000,000 of the mezzanine loan were drawn down. At December 31, 2017 the outstanding balances on the mortgage loan, mezzanine loan and EB-5 loan were $411,469,000, $255,500,000 and $200,000,000, respectively. The remaining $98,531,000 in the aggregate is available to be drawn down to fund completion of construction of the retail and hotel development.

Disposition Activity

Orlando, Florida – property sale – On June 29, 2017, we sold to an independent third party our office property located in Orlando, Florida for gross proceeds of $34,807,000 and received net proceeds of $62,000 after satisfaction of third party mortgage debt, closing costs and customary prorations. The liquidation value was $35,053,000 at December 31, 2016.

550-650 Corporetum, Lisle, Illinois – property sale – On July 12, 2017, we sold to an independent third party our office property known as 550-650 Corporetum for gross proceeds of $9,300,000 and received net proceeds of $7,920,000 after satisfaction of closing costs and customary prorations. The liquidation value was $8,940,000 at December 31, 2016.

Summit Pointe Apartments, Oklahoma City, Oklahoma- property sale – On August 14, 2017, the venture in which we held an 80% interest sold to an independent third party its residential property known as Summit Pointe Apartments for gross proceeds of $17,550,000. We received proceeds of $5,824,000, which represents our 80% share of net sale proceeds after satisfaction of third party mortgage debt, closing costs, and customary prorations. The sale price was consistent with our liquidation value at December 31, 2016.

Mosaic Apartments, Houston, Texas – property sale – On November 9, 2017, the venture in which we held an 83.7% interest sold to an independent third party its residential property known as Mosaic Apartments for gross proceeds of $90,500,000. We received proceeds of $37,178,000, which represents our 83.7% share of net sale proceeds after satisfaction of third party mortgage debt, closing costs, and customary prorations. The liquidation value was $91,200,000 at December 31, 2016.

701 Seventh Avenue, New York, New York – contract for sale – On February 13, 2018, the venture in which we hold an indirect interest in the property located at 701 Seventh Avenue, New York, New York, entered into a purchase and sale agreement with an affiliate of a current indirect member of the venture, to sell the property for a gross sales price of $1,530,000,000. The closing is scheduled to close, if at all, no later than April 30, 2018 and is not subject to any termination rights on the part of purchaser other than a breach by the venture of their obligations under the purchase and sale agreement. The purchase and sale agreement provides that upon closing, a portion of the proceeds in excess of the amount that would return our capital investment plus a 12% return thereon is to be placed in escrow pending completion of the development of the property. Assuming a closing on March 29, 2018, we expect to receive proceeds of approximately $214,015,000 at the time of closing. The exact amount of proceeds to be received at closing will vary depending on the actual date of closing. It is uncertain how much, if any, of the amount placed into escrow to complete the development of the property we will ultimately receive. The purchase price for the property is expected to provide net proceeds distributable to us consistent with our last reported estimated net assets in liquidation. The venture also agreed that upon closing of the sale of the property to enter into a Development Services Agreement pursuant to which the venture would complete the construction of the property for the benefit of the purchaser. The sale of the property will result in a gain on sale which will be reported to holders of Units on their 2018 Schedule K-1. The amount of the gain will be dependent on the cost to complete the development and the aggregate proceeds we receive from the sale.

1050 Corporetum, Lisle, Illinois – foreclosure – On February 20, 2018, the 1050 Corporetum office property located in Lisle, Illinois, in which we held a 60% interest, was foreclosed. The foreclosure was not contested as the value of the property, plus the costs to sell, was less than the outstanding debt balance as of December 31, 2017. The liquidation value as of December 31, 2017 was based on the outstanding debt balance, closing costs and certain other factors related to the foreclosure and is consistent with the liquidation value at December 31, 2016.

Loan Assets

The following table sets forth certain information relating to our loans receivable and loans held in equity investments. All information presented is as of December 31, 2017 (in thousands):

Name	Position	Asset Type	Location	Stated Interest Rate (1)	Carrying Amount (2)	Par Value	Maturity Date (3)	Senior Debt (4)
Loans Receivable
Jacksonville (5)	Whole Loan	Warehouse	Jacksonville, FL	LIBOR + 5%	$8,400	$8,400	07/01/19	$—

					$8,400

Loans in Equity Investment

Our loan assets held in equity investments consist of our investments in Concord Debt Holdings LLC and CDH CDO LLC.

(1)	Represents contractual interest rates without giving effect to loan discount and accretion. The stated interest rate may be significantly different than our effective interest rate on certain loan investments.
(2)	Carrying amount represents the estimated amount expected to be collected on disposition of the loan, plus contractual interest receivable at December 31, 2017.
(3)	Maturity date after giving effect to all contractual extensions.
(4)	Debt which is senior in payment and priority to our loan.
(5)	The loan has an interest rate floor of 6% and an interest rate ceiling of 8%.

Loan Asset Repayment/Disposition Activity

RE CDO – During 2017, we received aggregate distributions of $2,118,000 from our RE CDO venture. The distributions were in connection with the sale of land in Las Vegas, Nevada in which RE CDO held an interest.

Employees

As of December 31, 2017 we had no employees. Our day to day affairs are administered by the Advisor pursuant to the terms of an advisory agreement, as the same may be amended from time to time, which we refer to as the “Advisory Agreement.” The Advisory Agreement had an initial term of five years beginning on January 1, 2013 and is automatically renewed for successive one-year periods unless terminated in accordance with the provisions of the Advisory Agreement.

Under the Advisory Agreement, our Advisor is paid a quarterly base management fee which, at December 31, 2017, equaled $751,000. The base management fee was determined based on the aggregate issuance price of the Common Shares at August 1, 2016. The Advisory Agreement provides that any liquidating distributions paid on account of Units that result in a reduction of the threshold amount (as described below) are deemed a reduction in the aggregate issuance price of the Common Shares, thereby resulting in a reduction of the base management fee. In addition to receiving a base management fee, our Advisor is entitled to receive an incentive fee for administering the Liquidating Trust and, in certain instances, a termination fee upon an early termination of the Advisory Agreement under certain circumstances. Further, our Advisor, or its affiliate, is also entitled to receive property management fees and construction management fees at commercially reasonable rates.

The incentive fee is equal to 20% of any amounts available for distribution in excess of the threshold amount and is only payable at such time, if at all, (i) when holders of our Units receive aggregate distributions above the threshold amount or (ii) upon termination of the Advisory Agreement if the net value of our assets exceeds the threshold amount based on then current market values and appraisals. That is, the incentive fee is not payable annually but only at such time, if at all, as we have paid liquidating distributions from and after December 31, 2017 in excess of the threshold amount ($229,393,000 on December 31, 2017 plus an annual return thereon equal to the greater of (x) 4% or (y) the 5 year U.S. Treasury Yield plus 2.5% (such return, the “Growth Factor”) less any distributions paid from and after January 1, 2018). The incentive fee will also be payable if the Advisory Agreement is terminated, other than for cause (as defined) by us or with cause by our Advisor, and if on the date of termination the net value of the Liquidating Trust’s assets exceeds the threshold amount. At December 31, 2017 the threshold amount required to be distributed before any incentive fee would be payable to FUR Advisors was $229,393,000, which was equivalent to $6.40 per Unit. At December 31, 2017, based on our estimate of liquidating distributions, it is estimated that the Advisor would be entitled to an incentive fee of $6,941,000 upon disposition of all our assets. This amount has been accrued and is reflected in our net assets in liquidation at December 31, 2017.

With respect to the termination fee, it is only payable if there is (i) a termination of the Advisory Agreement for any reason other than for cause (as defined) by us or with cause by our Advisor, or (ii) a disposition of all or substantially all of our assets. The termination fee, if payable, is equal to the lesser of (i) the base management fee paid to our Advisor for the twelve month period immediately prior to the approved plan of liquidation or (ii) either (x) in the case of a termination of the Advisory Agreement, 20% of the positive difference, if any between (A) the appraised net asset value of our assets at the date of termination and (B) the threshold amount less $104,980,000, or (y) in the case of a disposition, 20% of any liquidating distributions paid on account of our Units at such time as the threshold amount is reduced to $104,980,000, which, based on current estimates, will be achieved at such time as additional liquidating distributions of approximately $3.47 per Unit in excess of the Growth Factor have been paid. For example, if all of our assets were sold and the proceeds therefrom were distributed to holders of Units at January 1, 2018, the termination fee would only have been payable if additional liquidating distributions of approximately $3.47 per Unit had been paid, and then only until the total termination fee paid would have equaled $9,496,000 (the base management fee for the twelve months prior to the approved plan of liquidation), which amount would be achieved when total additional liquidating distributions paid per Unit equaled approximately $4.52. At December 31, 2017 it is estimated that the Advisor will be entitled to a termination fee of $9,496,000 upon the disposition of our remaining assets. This amount has been accrued and is reflected in our net assets in liquidation at December 31, 2017.

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

Our estimate of net assets in liquidation at December 31, 2017 was $264,441,000, or $7.26 per Unit. This estimation is based on a number of estimates and assumptions including asset hold periods, expected revenues and expenses and other factors not within our control such as capitalization rates and market conditions. However, the liquidation and dissolution process is subject to numerous uncertainties and may result in less than anticipated or no remaining capital available for future distribution to our beneficial unitholders. The precise nature, amount and timing of any future distribution to our beneficiaries will depend on and could be delayed by a number of factors including:

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

The Liquidating Trust evaluates its probable exposures associated with the tax filing positions of both Winthrop and the Liquidating Trust. At December 31, 2017, the Liquidating Trust believes it has no such exposures, and accordingly has not accrued any such charges. Significant judgment is required in determining the Liquidating Trust’s provision for income taxes payable, and as a result, the Liquidating Trust’s determinations may not prove to be accurate. Winthrop and/or the Liquidating Trust may be subject to final examination by taxing authorities; thus, a final determination by the taxing authorities could increase or decrease amounts of cash available for distribution to our unitholders, perhaps significantly.

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

We have no paid employees. Our affairs are administered by our Advisor. We have no separate facilities and are completely reliant on our Advisor which has significant discretion as to the timing of the sales of our assets. We are subject to the risk that our Advisor will terminate its Advisory Agreement with us and that no suitable replacement will be found. Furthermore, we are dependent on the efforts, diligence, skill, network of business contacts and close supervision of all aspects of our business by our Advisor and, in particular, Michael Ashner, one of our Trustees, as well as other former executive officers of Winthrop. While we believe that we could find replacements for these key personnel, the loss of their services could have a negative impact on our operations and the value of our Units.

The termination fee and incentive fee payable to our Advisor may be substantial.

Pursuant to the terms of our Advisory Agreement, our Advisor is entitled to receive an incentive fee and, in certain instances, a termination fee equal to 20% of any amounts available for distribution in excess of a threshold amount. The incentive fee is only payable at such time, if at all, (i) when aggregate liquidating distributions are paid above a threshold amount or (ii) upon termination of our Advisory Agreement if the value of our net assets exceed the threshold amount based on then current market values and appraisals. That is, the incentive fee is not payable annually but only at such time, if at all, as the liquidating distributions paid exceed the threshold amount or, if the Advisory Agreement is terminated, the net assets of the Liquidating Trust exceed the threshold amount. At December 31, 2017, the threshold amount required to be distributed before any incentive fee would be payable to FUR Advisors was approximately $229,393,000 which was equivalent to $6.40 for each Unit. The threshold amount required to be distributed before any termination fee would be payable to FUR Advisors was approximately $124,413,000 which was equivalent to $3.47 for each Unit. In accordance with liquidation accounting, we have recorded a liability in our financial statements equal to the estimated incentive fee and termination fee that would be payable to FUR Advisors based on the estimated cash available to be distributed over the liquidation period. In determining our estimated net assets in liquidation we have taken into account the termination fee and incentive fee.

Our property in Times Square is under development.

The property located at 701 Seventh Ave in Times Square in which we are invested is under development and the construction is not expected to be completed until the second or third quarter of 2018. The liquidation value at December 31, 2017 is based on the contract for sale as adjusted for the estimated cost to complete the development and the estimated timing of completion. The estimated value of this investment in our Net Assets in Liquidation is dependent upon significant assumptions, including but not limited to, the cost to complete the development and the timing of the opening of the hotel, all of which involve inherent uncertainty given they are related to estimating future events. The actual proceeds from the disposition of this asset may be more or less than the amount included in net assets in liquidation.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

CONSOLIDATED OPERATING PROPERTIES

The following table sets forth a schedule of consolidated operating properties at December 31, 2017. Our portfolio of consolidated properties consists of three commercial properties consisting of 226,000 square feet.

Description and Location	Year Acquired	Trust’s Owner- ship	Rentable Square Feet	(**) % Leased	Major Tenants (Lease / Options Expiration)	Major Tenant Sq. Ft.	($000’s) Depreciated Cost Basis (1)	Cost per Square Foot or Unit	Owner- ship of Land	($000’s) Debt Balance	Debt Maturity & Int Rate
Office
Plantation, FL	2004	100%	120,000	100%	AT&T Service, Inc. (2020/2035)	120,000	10,766	90	Fee	10,091	04/2041 (2) 6.48%
Lisle, IL (Marc Realty)	2006	60%	54,000	100%	Ryerson (2018/2023)	54,000	3,611	67	Fee	5,216	03/2017 (3) 5.55%

Subtotal – Office			174,000				$14,377			$15,307

Other
Mixed Use

Churchill, PA	2004	100%	52,000	100%	Westinghouse	52,000	7,404	142	Fee	4,356	08/2024
					(2031)						3.50%

Subtotal – Other			52,000				$7,404			$4,356

Total Consolidated Properties			226,000				$21,781			$19,663

(**)	Occupancy rates include all signed leases, including space undergoing tenant improvements.
(1)	Assets are no longer depreciated under liquidation accounting. Depreciated costs basis represents initial cost, plus improvements through December 31, 2017, less depreciation through July 31, 2014.
(2)	The loan agreement provides for an early payment date of April 1, 2018. If not repaid by the early payment date, the loan is subject to an increased interest rate and a cash trap.
(3)	Property was foreclosed on February 20, 2018.

UNCONSOLIDATED OPERATING PROPERTIES

The following table sets forth a schedule of unconsolidated operating properties at December 31, 2017. These properties consist of three commercial properties consisting of 260,000 square feet.

	Year Acquired	Trust’s Ownership	Rentable Square Feet	(**) % Leased	Major Tenants (Lease / Options Expiration)	Major Tenants Sq. Ft.	Ownership of Land	($000’s) Debt Balance (1)	Debt Maturity & Int Rate (2)
WRT-Highline LLC – Equity Investment
450 West 14th Street New York, NY	2011	(3)	104,000	83%	Alice & Olivia (2021/2031)	27,000	Ground Lease	$50,480	05/2018 LIBOR+4.4% (4)

					Fast Retailing (2026/2036)	23,000
					Access Industries (2021/2031)	14,000
701 Seventh WRT Investor LLC – Equity Investment
					Hershey (2037/2042)	7,000		$666,969	11/2018 LIBOR + 6.49% (6)
701 Seventh Avenue New York, NY	2012	(5)	69,000		Cirque Theatrical (2026/2036)	39,000	Fee	$200,000	04/2020 5.9%

Atrium Mall LLC – Equity Investment
Chicago, IL	2013	50%	75,000	89%	Walgreens (2028)	11,000	Ground Lease	$—	N/A

(**)	Occupancy rates include all signed leases including space undergoing tenant improvements
(1)	Debt balance shown represents the property level debt encumbering the properties.
(2)	The one month LIBOR rate at December 31, 2017 was 1.56425%.
(3)	We hold a preferred equity interest. At December 31, 2017 our effective ownership was 83.79%.
(4)	The loan has a one-year extension option. There is an interest rate cap in place which caps LIBOR at 1.25%.
(5)	We hold a 79.66% interest in this venture which provides us with a 60.08% effective ownership interest in the underlying property.
(6)	There is a LIBOR floor of 0.4%. There is an interest rate cap in place which caps LIBOR at 2.0%.

LEASE EXPIRATIONS

The following tables set forth a schedule of lease expirations at our consolidated and unconsolidated commercial properties respectively, with respect to leases in place at December 31, 2017 for each of the next ten years and thereafter (assuming that no tenants exercise renewals or cancellation options and that there are no tenant bankruptcies or other tenant defaults). Annual contractual rent under expiring leases represents base rent charges for the year ended December 31, 2017 and does not reflect any straight-line rent adjustments or expense reimbursements. The average annualized revenue per square foot as of December 31, 2017 was $14.81 for consolidated single tenant operating properties and $49.32 for unconsolidated operating properties. Annualized revenue represents contractual base rent for the year ended December 31, 2017.

Year of Lease Expirations	Number of Expiring Leases	Net Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases (%)	Annual Contractural Rent Under Expiring Leases ($)	Annual Rent Per Leased Square Foot of Expiring Leases ($)
Consolidated Single Tenant
Operating Properties:
2018	1	54,000	24%	$688,000	$12.74
2019	—	—	—	—	—
2020	1	120,000	53%	1,505,000	12.54
2021	—	—	—	—	—
2022	—	—	—	—	—
2023	—	—	—	—	—
2024	1	52,000	23%	1,154,000	22.19
2025	—	—	—	—	—
2026	—	—	—	—	—
2027	—	—	—	—	—
2028 and thereafter	—	—	—	—	—

			100%

Unconsolidated
Operating Properties:
2018	—	—	—%	$—	$—
2019	3	4,000	2%	172,000	45.89
2020	5	7,000	4%	554,000	79.10
2021	8	65,000	33%	4,775,000	73.09
2022	8	16,000	8%	1,063,000	64.72
2023	3	3,000	1%	201,000	64.13
2024	4	6,000	3%	185,000	30.43
2025	4	9,000	5%	391,000	42.06
2026	2	66,000	33%	1,828,000	27.53
2027	1	1,000	1%	85,000	85.00
2028 and thereafter	5	21,000	10%	570,000	27.43

			100%

TENANT DIVERSIFICATION

The following table sets forth information regarding the leases with respect to the three largest tenants in our consolidated properties portfolio, based on the amount of square footage leased by our tenants at December 31, 2017.

Tenant	Property	Remaining Lease Term in Months	Total Leased Square Fee	Percentage of Aggregate Portfolio Leased Square Feet (%) (1)	Percentage of Aggregate Portfolio Annual Rent (%) (2)
AT&T Services, Inc.	Plantation, FL	27	120,000	53.2%	28.3%
Westinghouse Electric Co., LLC	Churchill, PA	160	52,000	22.9%	21.7%
Ryerson, Inc. (3)	Lisle, IL	4	54,000	23.9%	12.9%

(1)	Represents percentage of square footage leased excluding month to month leases.
(2)	Represents base rent.
(3)	Property foreclosed on in February 2018.

GROUND LEASES

On certain of our properties we own the improvements and lease the land underlying the improvements pursuant to ground leases.

The following table sets forth the terms of the ground leases:

Property Location	Current Term Expiration	Renewal Terms	Lease Term Rents Per Annum
450 West 14th Street New York, NY	05/31/53	None	Ground lease calls for $146,643/month plus increases of 3% per annum each June.

Atrium Mall Chicago, IL	09/19/19	Five, 5-year renewal options (Extended term 2044)	Ground lease calls for rent of $36,648/month plus 50% of excess cash flow as defined in the lease. (1)

(1)	All extensions are at our option. Landlord has right to terminate lease September 19, 2034.

MORTGAGE LOANS

Information pertaining to the terms of the first mortgages for each of the properties is included in the table at the beginning of Item 2 – Properties.

ITEM 3 – LEGAL PROCEEDINGS

We are involved from time to time in litigation on various matters, including disputes with tenants and disputes arising out of agreements to purchase or sell properties. Given the nature of our business activities, these lawsuits are considered routine to the conduct of our business. We do not expect that the liabilities, if any, that may ultimately result from such legal actions will have a material adverse effect on our financial position, results of operations or cash flows of the Liquidating Trust. As of December 31, 2017, we were not involved in any material litigation.

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

The table below sets forth the high and low sales prices as reported by the New York Stock Exchange for Winthrop’s Common Shares for each of the periods indicated.

	High	Low
Year Ended December 31, 2016:
First Quarter	$13.28	$12.48
Second Quarter	13.12	8.42
July 1 – August 1, 2016	9.38	8.69

Holders

As of December 31, 2017 there were 750 record holders of our Units. This does not include beneficial owners for whom Cede & Co. or others act as nominee.

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

	Liquidation Basis
Statement of Net Assets	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
(in thousands, except per share data)

Total assets	$302,774	$473,913	$745,629	$1,136,261
Mortgage loans payable	19,663	108,826	172,095	296,954
Senior notes payable	—	—	—	71,265
Liability for non-controlling interests	206	9,498	17,796	46,564
Liability for estimated costs in excess of estimated receipts	16,606	23,186	29,297	31,253
Dividends payable	—	—	1,822	82,353
Net assets in liquidation	264,441	327,927	516,396	594,704
Net assets in liquidation value per Unit/Common Share	7.26	9.00	14.18	16.33

Liquidating distributions paid	54,727	173,019	91,060	81,959
Cumulative liquidating distributions paid	391,661	336,934	163,915	81,959
Cumulative liquidating distributions paid per Unit/Common Share	$10.75	$9.25	$4.50	$2.25
Total net assets available in liquidation per Unit/Common Share	$18.01	$18.25	$18.68	$18.58

	Going Concern Basis
Operating Results	Seven Months Ended July 31, 2014	Year Ended December 31, 2013
(in thousands, except per share data)

Revenue	$46,313	$51,865

Income from continuing operations (1)	$1,246	$20,006
Income from discontinued operations (2)	11,235	8,772

Net income attributable to Winthrop Realty Trust	12,481	28,778
Preferred dividends	(6,502)	(11,146)
Amount allocated to Restricted Common Shares	(192)	(307)

Net income attributable to Common Shares	$5,787	$17,325

Per Common Share
Income (loss) from continuing operations, basic	$(0.15)	$0.25
Income from discontinued operations, basic (2)	0.31	0.26

Net income attributable to Common Shares, basic	$0.16	$0.51

Income (loss) from continuing operations, diluted	$(0.15)	$0.25
Income from discontinued operations, diluted	0.31	0.26

Net income attributable to Common Shares, diluted	$0.16	$0.51

Cash dividends declared per Common Share	$0.325	$0.65

		Going Concern Basis
Balance Sheet Data:		As of December 31, 2013
(in thousands)

Total Assets		$1,132,324

Total Debt		$562,075

Series D Cumulative Redeemable Preferred Shares		$120,500

Total Shareholders’ Equity		$480,874

Dividends payable		$6,099

(1)	Income from continuing operations, including per share data, are net of non-controlling interests.
(2)	The results of the Andover, Massachusetts; Denton, Texas and Seabrook, Texas properties were classified as discontinued operations for 2013. The results of the Deer Valley, Arizona; Meriden, Connecticut; Englewood, Colorado; Chicago, Illinois (River City); Lisle, Illinois (701 Arboretum); Louisville, Kentucky and Amherst, New York properties were classified as discontinued operations for 2013 through 2014.

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

The sole purpose of the Liquidating Trust is to wind up the affairs of Winthrop by liquidating its remaining assets, satisfying the assumed liabilities, paying all costs and expenses of the Liquidating Trust and distributing the remaining proceeds to the beneficiaries. We have no objective to continue or engage in the conduct of a trade or business, except as necessary for the orderly liquidation of the remaining assets.

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

The timing and amount of the liquidating distributions to the holders of Units will be determined by our Trustees. The dissolution process and the amount and timing of distributions to holders of Units involve risks and uncertainties. As such, it is impossible at this time to determine the ultimate amount of liquidation proceeds that will actually be distributed to holders of Units or the timing of such payments. Prior to August 5, 2016, Winthrop paid liquidating distributions totaling $7.75 per Common Share. Subsequent to the transfer to the Liquidating Trust, liquidating distributions totaling $3.00 per Unit have been paid.

During 2017 we (i) sold four operating properties for aggregate gross proceeds of $152,157,000; (ii) received $3,613,000 in distributions from equity investments as a result of loan repayments; (iii) received $875,000 in operating distributions from equity investments; and (iv) invested $5,834,000 in our 701 Seventh Avenue venture.

At December 31, 2017 we held three consolidated operating properties, five equity investments and one loan receivable.

Investment/Financing Activity

701 Seventh Avenue, New York, New York – capital contributions – During 2017 we made additional capital contributions of $5,834,000 with respect to our interest in the venture that holds an indirect interest in the property located at 701 Seventh Avenue, New York, New York, bringing aggregate capital contributions through December 31, 2017 to $134,336,000. We are contractually obligated to contribute up to $137,256,000 in the aggregate in this venture. On March 2, 2018 we made an additional capital contribution of $1,667,000 bringing aggregate capital contributions to date to $136,003,000.

Disposition/Repayment Activity

Orlando, Florida – property sale – On June 29, 2017, we sold to an independent third party our office property located in Orlando, Florida for gross proceeds of $34,807,000 and received net proceeds of $62,000 after satisfaction of third party mortgage debt, closing costs and customary prorations. The liquidation value was $35,053,000 at December 31, 2016.

550-650 Corporetum, Lisle, Illinois – property sale – On July 12, 2017, we sold to an independent third party our office property known as 550-650 Corporetum for gross proceeds of $9,300,000 and received net proceeds of $7,920,000 after satisfaction of closing costs and customary prorations. The liquidation value was $8,940,000 at December 31, 2016.

Summit Pointe Apartments, Oklahoma City, Oklahoma – property sale – On August 14, 2017, the venture in which we held an 80% interest sold to an independent third party its residential property known as Summit Pointe Apartments for gross proceeds of $17,550,000. We received proceeds of $5,824,000, which represents our 80% share of net sale proceeds after satisfaction of third party mortgage debt, closing costs, and customary prorations. The sale price was consistent with our liquidation value at December 31, 2016.

Mosaic Apartments, Houston, Texas – property sale – On November 9, 2017, the venture in which we held an 83.7% interest sold to an independent third party our residential property known as Mosaic Apartments for gross proceeds of $90,500,000. We received proceeds of $37,178,000, which represents our 83.7% share of net sale proceeds after satisfaction of third party mortgage debt, closing costs, and customary prorations. The liquidation value was $91,200,000 at December 31, 2016.

RE CDO – loan repayment – During 2017, we received aggregate distributions of $2,118,000 from our RE CDO venture which held a 5.52% interest in mortgage loans collateralized by land located in Las Vegas, Nevada. The distributions were in connection with the sale of the underlying collateral for the loans in which RE CDO held an interest. Following the receipt of the distributions from the sale of the land, RE CDO was dissolved. The aggregate distributions received was consistent with our liquidation value at December 31, 2016.

701 Seventh Avenue, New York, New York – contract for sale – On February 13, 2018, the venture in which we hold an indirect interest in the property located at 701 Seventh Avenue, New York, New York, entered into a purchase and sale agreement with an affiliate of a current indirect member of the venture, to sell the property for a gross sales price of $1,530,000,000. The closing is scheduled to close, if at all, no later than April 30, 2018 and is not subject to any termination rights on the part of purchaser other than a breach by the venture of their obligations under the purchase and sale agreement. The purchase and sale agreement provides that upon closing, a portion of the proceeds in excess of the amount that would return our capital investment plus a 12% return thereon is to be placed in escrow pending completion of the development of the property. Assuming a closing on March 29, 2018, we expect to receive proceeds of approximately $214,015,000 at the time of closing. The exact amount of proceeds to be received at closing will vary depending on the actual date of closing. It is uncertain how much, if any, of the amount placed into escrow to complete the development of the property we will ultimately receive. The purchase price for the property is expected to provide net proceeds distributable to us consistent with our last reported estimated net assets in liquidation. The venture also agreed that upon closing of the sale of the property to enter into a Development Services Agreement pursuant to which the venture would complete the construction of the property for the benefit of the purchaser. The sale of the property will result in a gain on sale which will be reported to holders of Units on their 2018 Schedule K-1. The amount of the gain will be dependent on the cost to complete the development and the aggregate proceeds we receive from the sale.

1050 Corporetum, Lisle, Illinois – foreclosure – On February 20, 2018, the 1050 Corporetum office property located in Lisle, Illinois, in which we held a 60% interest, was foreclosed. The foreclosure was not contested as the value of the property, plus the costs to sell, was less than the outstanding debt balance as of December 31, 2017. The liquidation value as of December 31, 2017 was based on the outstanding debt balance, closing costs and certain other factors related to the foreclosure and is consistent with the liquidation value at December 31, 2016.

Consolidated Operating Properties

We have three consolidated properties, which are each 100% leased to individual tenants.

Liquidity and Capital Resources

At December 31, 2017, we held $9,111,000 in unrestricted cash and cash equivalents. Our total assets and net assets in liquidation were $302,774,000 and $264,441,000, respectively at December 31, 2017. We estimate that the proceeds from the sale of assets will be adequate to pay our obligations, however, we cannot provide any assurance as to the prices or net proceeds we will receive from the disposition of our assets.

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

Debt Maturities

At December 31, 2017, our statement of net assets contains mortgage loans payable of $19,663,000. Of this amount, $5,216,000 was collateralized by our 1050 Corporetum property in Lisle, Illinois and matured in

March 2017. Given the current market conditions in Lisle, Illinois and the terms of the existing lease at the property, management determined that the value of the property, plus the costs to sell, was less than the outstanding debt balance. This debt was satisfied through a foreclosure of the collateral property on February 20, 2018. We have $4,356,000 of mortgage debt maturing in 2024 and $10,091,000 maturing in 2041. We continually evaluate our debt maturities and based on our current assessment, we believe that, to the extent we are unable to sell an asset prior to a loan’s maturity, there are viable financing and refinancing alternatives for debts as they mature that will not materially adversely impact our liquidity or our expected financial results.

In addition, our WRT-Highline LLC equity investment has $50,480,000 of debt maturing in May 2018. The loan has an automatic one-year extension option which we intend to exercise.

Cash Flows

Our liquidity based upon cash and cash equivalents decreased by approximately $4,141,000 from $13,252,000 at December 31, 2016 to $9,111,000 at December 31, 2017.

The holders of Common Shares approved a plan of liquidation on August 5, 2014 and we adopted the liquidation basis of accounting effective August 1, 2014. We did not make any acquisitions in new investments in 2017, and in accordance with the plan of liquidation, no further acquisitions are expected.

Our primary sources of non-operating cash flow for the year ended December 31, 2017 include:

•	$37,178,000 of proceeds from the sale of our Houston, Texas (Mosaic Apartments) residential property;

•	$7,920,000 of proceeds from the sale of our Lisle, Illinois (550-650 Corporetum) property;

•	$5,824,000 of proceeds from the sale of our Oklahoma City, Oklahoma (Summit Pointe Apartments) property;

•	$2,118,000 in distributions from our RE CDO equity investment from the sale of the underlying property;

•	$1,289,000 in distributions from our CDH CDO equity investment from the payoff of underlying loan assets;

•	$206,000 in distributions from our Concord Debt Holdings equity investment from the payoff of underlying loan assets; and

•	$62,000 of proceeds from the sale of our Orlando, Florida property.

Our primary non-operating uses of cash flow for the year ended December 31, 2017 include:

•	$89,163,000 for principal payments on mortgage loans payable;

•	$54,727,000 for payment of liquidating distributions to our holders of Units;

•	$5,834,000 for additional contributions to our 701 Seventh Avenue equity investment; and

•	$8,747,000 for distributions to non-controlling interests.

Our primary sources of non-operating cash flow for the year ended December 31, 2016 include:

•	$93,139,000 in distributions from our Sullivan Center joint ventures as a result of the sale of our interests;

•	$87,500,000 of proceeds from the sale of our Highgrove property;

•	$47,900,000 of proceeds from the sale of our Chicago, Illinois (One East Erie) property;

•	$45,000,000 of proceeds from the financing of our Houston, Texas residential property;

•	$20,000,000 of proceeds from the sale of our Lake Brandt property;

•	$10,500,000 of proceeds from the sale of our Jacksonville, Florida property;

•	$9,876,000 in distributions from our Concord Debt Holdings equity investment from the payoff of underlying loan assets;

•	$5,352,000 in principal repayments on our Poipu Shopping Village, Mentor Retail and Churchill, Pennsylvania loans receivable;

•	$3,906,000 in distributions from our Mentor equity investment from the sale of the underlying property; and

•	$2,170,000 in distributions from our CDH CDO equity investment from the payoff of underlying loan assets.

Our primary non-operating uses of cash flow for the year ended December 31, 2016 include:

•	$118,381,000 for payment of liquidating distributions to our holders of Common Shares;

•	$117,073,000 for principal payments on mortgage loans payable;

•	$54,638,000 for payment of liquidating distributions to our holders of Units;

•	$13,013,000 for additional contributions to our 701 Seventh Avenue equity investment;

•	$8,622,000 for distributions to non-controlling interests;

•	$2,794,000 for additional contributions to our WRT One South State Lender equity investment; and

•	$2,666,000 for additional contributions to our 446 Highline equity investment.

Future Cash Commitments

Future Funding Requirements

We have future funding requirements relating to our 701 Seventh Avenue investment totaling approximately $2,920,000 at December 31, 2017, of which $1,667,000 was funded on March 2, 2018. On November 1, 2016 we increased our overall capital commitment from $125,000,000 to $137,256,000 in connection with the refinancing of the mortgage debt on the underlying property.

Liquidating Distributions

The actual amount and timing of, and record dates for, future liquidating distributions on our Units will be determined by our Trustees and will depend upon the timing and proceeds of the sale of our assets and the amounts deemed necessary by our Trustees to pay or provide for our liabilities and obligations. As the Liquidating Trust is treated as a partnership for federal and state income tax purposes, any such liquidating distributions on the Units will be deemed a return of capital. Holders of Units will receive a Schedule K-1 from us reflecting their allocable share of our income, loss, gains and deductions.

Contractual Obligations

The following table summarizes our payment obligations under contractual obligations, including all fixed and variable rate debt obligations, except as otherwise noted, as of December 31, 2017 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Mortgage loans payable
(principal and interest)	$30,370	$6,600	$3,050	$3,309	$17,411
Ground lease obligations (1)	116,784	2,230	4,623	4,851	105,080
Advisors’ fee (2)	653	653	—	—	—

	$147,807	$9,483	$7,673	$8,160	$122,491

(1)	This obligation relates to the ground leases at our venture property located at 450 West 14th Street, New York, New York which expires May 31, 2053 and our Atrium Mall venture property located in Chicago, Illinois which expires September 30, 2034.
(2)	Advisor’s fee based upon the terms of the Advisory Agreement with our external advisor, effective January 1, 2017, with no effect given to any liquidating distributions made after December 31, 2017. No amounts have been included for termination fee payments or incentive fee payments.

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

Comparability of Financial Data from Period to Period

Results of Operations

In light of the adoption of liquidation basis accounting as of August 1, 2014, the results of operations for the current year period are not comparable to the prior year period. Subsequent to the adoption of the plan of liquidation, we have only one reporting and operating segment. Changes in the liquidation values of our assets are discussed below under Changes in Net Assets in Liquidation.

Changes in Net Assets in Liquidation

Year Ended December 31, 2017

Net assets in liquidation decreased by $63,486,000 during the year ended December 31, 2017. The decrease in net assets was primarily the result of $54,727,000 of liquidating distributions to holders of our Units, plus an $8,759,000 net decrease in liquidation values. The primary reasons for the decrease in liquidation values were as follows:

•	a $11,035,000 decrease in the liquidation value of our 450 West 14th Street equity investment due to (i) unfavorable changes in the real estate market in New York, New York resulting in lower than expected pricing for comparable properties, (ii) continued inability to lease the retail space at the property and (iii) increased real estate tax expense at the property. Additionally, transfer restrictions under the ground lease requiring ground lessors consent to a transfer other than to certain related parties continue to cause difficulty in our attempt to sell the property.

•	a $700,000 decrease in the liquidation value of our Houston, Texas residential property due to the contract for sale, partially offset by a corresponding $171,000 decrease in the liability for non-controlling interest in this property; and

•	a $541,000 decrease in the liquidation value of our Oklahoma City, Oklahoma property due to the contract for sale, partially offset by corresponding decreases of $265,000 in the liability for non-controlling interest in this property and $114,000 in closing costs.

These decreases were partially offset by a $2,581,000 decrease in estimated corporate expenditures resulting primarily from decreases in estimated fees payable to FUR Advisors as a result of decreases in liquidation values of certain investments.

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

Our remaining assets continue to perform in a manner that is relatively consistent with prior reporting periods. We have experienced no significant changes in occupancy or rental rates and our loan asset continues to perform in accordance with its terms. Our development property at 701 Seventh Avenue in Times Square is currently under contract for sale with a closing expected to occur, if at all, no later than April 30, 2018. Under the terms of the contract, the seller is obligated to complete the construction of the property. Construction is progressing with only final stages of the hotel left to complete. The development is projected to reach substantial completion with the hotel expected to open during the second or third quarter of 2018. The unveiling of the sign was held in August 2017 and is fully operational. On the leasing side, the venture executed leases with The Hershey Company for 6,940 square feet of ground floor space and with Cirque Theatrical, LLC for 39,130 square feet on floors one through four. Both tenants opened for business in November and the property is now 67% occupied. The venture’s leasing brokers continue to market the remaining vacant space for lease.

Off-Balance Sheet Investments

We have three off-balance sheet investments in operating properties totaling $249,239,000 and one off-balance sheet investment in loan assets totaling $329,000 at December 31, 2017. Our exposure to loss is limited to our investment balance. See Item 8 – Financial Statements and Supplementary Data, Note 8 for additional information on these investments.

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

The table below presents information about the Liquidating Trust’s derivative financial instruments at December 31, 2017 (in thousands):

Type	Maturity	Strike Rate	Notional Amount of Hedge	Cost of Hedge
Cap	May 2018 (1)	1.25%	50,480	83
Cap	June 2018	1.50%	45,000	51
Cap	November 2018	5.00%	50,000	220

(1)	The corresponding loan has a one-year extension option which will require a new cap agreement upon expiration of the current agreement.

The fair value of our mortgage loans payable and secured financings, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, was $20,958,000 and $107,068,000 at December 31, 2017 and December 31, 2016, respectively.

The following table shows what the annual effect a change in the LIBOR rate would have on interest expense based upon our variable rate debt at December 31, 2017 taking into consideration the effect of our derivative financial instruments (in thousands):

	Change in LIBOR (2)
	-1.56%	-1%	1%	2%	3%
Change in consolidated interest expense	$—	$—	$—	$—	$—
Pro-rata share of change in interest expense of debt on non-consolidated entities (1)	(5,922)	(5,053)	2,004	2,004	2,004

(Increase) decrease in net income	$(5,922)	$(5,053)	$2,004	$2,004	$2,004

(1)	Represents our pro-rata share of a change in interest expense in our 701 Seventh Avenue and 450 West 14th Street equity investments.
(2)	The one month LIBOR rate at December 31, 2017 was 1.56425%.

We may utilize various financial instruments to mitigate the potential negative impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies.

The following table shows what the annual effect a change in the LIBOR rate would have on interest income based upon our variable rate loan assets at December 31, 2017 (in thousands):

	Change in LIBOR (1)
	-1.56%	-1%	1%	2%	3%
Change in consolidated interest income	$(47)	$(47)	$84	$121	$121
Pro-rata share of change in interest income of loan assets in non-consolidated entities	—	—	—	—	—

Increase in net income	$(47)	$(47)	$84	$121	$121

(1)	The one month LIBOR rate at December 31, 2017 was 1.56425%.

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

WINTHROP REALTY LIQUIDATING TRUST

CONSOLIDATED STATEMENTS OF NET ASSETS

(Liquidation Basis, unaudited)

(in thousands)

	December 31, 2017	December 31, 2016
ASSETS
Investments in real estate	$32,976	$186,652
Equity investments	249,568	259,268
Cash and cash equivalents	9,111	13,252
Restricted cash held in escrows	2,228	5,240
Loan receivable	8,400	8,400
Accounts receivable	491	1,101

TOTAL ASSETS	302,774	473,913

LIABILITIES
Mortgage loans payable	19,663	108,826
Liability for non-controlling interests	206	9,498
Liability for estimated costs in excess of estimated receipts during liquidation	16,606	23,186
Accounts payable, accrued liabilities and other liabilities	1,090	3,528
Related party fees payable	768	948

TOTAL LIABILITIES	38,333	145,986

COMMITMENTS AND CONTINGENCIES (Note 11)
Net assets in liquidation	$264,441	$327,927

See Notes to Consolidated Financial Statements.

WINTHROP REALTY LIQUIDATING TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Liquidation Basis, unaudited)

(in thousands)

	Year Ended December 31, 2017	Year Ended December 31, 2016
Net assets in liquidation, beginning of year	$327,927	$516,396
Changes in net assets in liquidation
Change in liquidation value of investments in real estate	(1,519)	(21,900)
Change in liquidation value of loans receivable	—	100
Change in liquidation value of equity investments	(11,049)	3,142
Remeasurement of assets and liabilities	3,263	2,141
Remeasurement of non-controlling interests	546	1,067

Net decrease in liquidation value	(8,759)	(15,450)
Liquidating distributions to unitholders/Common shareholders	(54,727)	(173,019)

Changes in net assets in liquidation	(63,486)	(188,469)

Net assets in liquidation, end of year	$264,441	$327,927

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

The sole purpose of the Liquidating Trust is to wind up the affairs of Winthrop by liquidating its remaining assets, satisfying the assumed liabilities, paying all costs and expenses of the Liquidating Trust and distributing the remaining proceeds to the Beneficiaries. The Liquidating Trust has no objective to continue or engage in the conduct of a trade or business, except as necessary for the orderly liquidation of the remaining assets.

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

WINTHROP REALTY LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

As a result of the approval of the plan of liquidation by the shareholders, Winthrop and the Liquidating Trust have adopted the liquidation basis of accounting as of August 1, 2014 and for the periods subsequent to August 1, 2014 in accordance with accounting principles generally accepted in the United States

WINTHROP REALTY LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(“GAAP”). Accordingly, on August 1, 2014 assets were adjusted to their estimated net realizable value, or liquidation value, which represents the estimated amount of cash that Winthrop or the Liquidating Trust will collect on disposal of assets as it carries out its plan of liquidation. The liquidation value of the Liquidating Trust’s operating properties and loan assets are presented on an undiscounted basis. Estimated costs to dispose of assets have been presented separately from the related assets. Liabilities are carried at their contractual amounts due or estimated settlement amounts.

Winthrop and the Liquidating Trust accrue costs and income that they expect to incur and earn through the end of liquidation to the extent it has a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statements of Net Assets. Actual costs and income may differ from amounts reflected in the financial statements because of inherent uncertainty in estimating future events. These differences may be material. See Note 4 for further discussion. Actual costs incurred but unpaid as of December 31, 2017 and 2016 are included in accounts payable, accrued liabilities and other liabilities on the Consolidated Statements of Net Assets.

In liquidation, the presentation for joint ventures historically consolidated under going concern accounting is determined based on Winthrop’s and the Liquidating Trust’s planned exit strategy. Those ventures where Winthrop or the Liquidating Trust intends to sell the property are presented on a gross basis with a payable to the non-controlling interest holder. Those ventures where Winthrop or the Liquidating Trust intends to sell its interest in the venture, rather than the property and it does not have a controlling interest, are presented on a net basis and are included in equity investments on the Consolidated Statements of Net Assets. Amounts due to non-controlling interests in connection with the disposition of consolidated joint ventures have been accrued and are recorded as a liability for non-controlling interests.

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

Investments in Real Estate

As of August 1, 2014 the investments in real estate were adjusted to their estimated net realizable value, or liquidation value, to reflect the change to the liquidation basis of accounting. The liquidation value represents the estimated amount of cash that the Liquidating Trust will collect on disposal of its assets, inclusive of any residual value attributable to lease intangibles, as it carries out its plan of liquidation. The liquidation value of the Liquidating Trust’s investments in real estate are presented on an undiscounted basis and investments in real estate are no longer depreciated. Estimated costs to dispose of these investments are presented separately from the related assets and are classified as part of liability for estimated costs in

WINTHROP REALTY LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets. Subsequent to August 1, 2014, all changes in the estimated liquidation value of the investments in real estate are reflected as a change to the Liquidating Trust’s net assets in liquidation.

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

Loan Receivable

Under liquidation accounting, the Liquidating Trust carries its loan receivable at its estimated net realizable value, or liquidation value, which represents the estimated amount of principal payments the Liquidating Trust expects to receive over the hold period of the loan. The liquidation value of the Liquidating Trust’s loan receivable is presented on an undiscounted basis. Interest payments that the Liquidating Trust expects to receive on its loan receivable over the estimated hold period of the loan are accrued and are classified as part of liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statements of Net Assets. As interest is earned, it is reclassified and included in loan receivable on the Consolidated Statements of Net Assets.

The Liquidating Trust evaluates the collectability of the interest and principal of its loan. Any changes in collectability will be reflected as a change to the Liquidating Trust’s net assets in liquidation.

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

WINTHROP REALTY LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Financial Instruments

Financial instruments held by the Liquidating Trust include cash and cash equivalents, restricted cash, loan receivable, interest rate hedge agreements, accounts receivable, accounts payable and long term debt. Under liquidation accounting, all financial instruments are recorded at their net realizable value.

Derivative Financial Instruments

The Liquidating Trust has exposure to fluctuations in market interest rates. The Liquidating Trust utilizes its interest rate cap agreements to manage interest rate risk and does not intend to enter into derivative transactions for speculative or trading purposes.

As these instruments will not be converted into cash or other consideration, derivative financial instruments were valued at $0 as of August 1, 2014 in accordance with liquidation accounting. These financial instruments are still in place as of December 31, 2017.

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

WINTHROP REALTY LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Winthrop and the Liquidating Trust reviewed its tax positions under accounting guidance which require that a tax position may only be recognized in the financial statements if it is more likely than not that the tax position will prevail if challenged by taxing authorities. Winthrop and the Liquidating Trust believe it is more likely than not that its tax positions will be sustained in any tax examination. Winthrop and the Liquidating Trust had no deferred tax assets or deferred tax liabilities associated with any such uncertain tax positions for the operations of any entity included in the Consolidated Financial Statements. The only provision for federal income taxes relates to the TRS and is included in the liability for estimated costs in excess of estimated receipts during liquidation. Winthrop’s and the Liquidating Trust’s tax returns are subject to audit by taxing authorities. The tax years 2014 – 2017 remain open to examination by major taxing jurisdictions to which Winthrop and the Liquidating Trust were subject.

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

As of December 31, 2017 and 2016, the Liquidating Trust had accrued the following revenues and expenses expected to be earned or incurred during liquidation (in thousands):

	December 31, 2017	December 31, 2016
Rents and reimbursements	$2,694	$14,369
Interest income	513	1,036
Property operating expenses	(36)	(4,803)
Interest expense	(1,101)	(4,911)
General and administrative expenses	(17,992)	(24,867)
Capital expenditures	—	(1,159)
Sales costs	(684)	(2,851)

Liability for estimated costs in excess of estimated receipts during liquidation	$(16,606)	$(23,186)

WINTHROP REALTY LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The change in the liability for estimated costs in excess of estimated receipts during liquidation as of December 31, 2017 is as follows (in thousands):

	December 31, 2016	Cash Payments (Receipts)	Remeasurement of Assets and Liabilities	December 31, 2017
Assets:
Estimated net inflows from investments in real estate and loan receivable	$3,392	$(2,379)	$542	$1,555
Liabilities:
Sales costs	(2,851)	2,027	140	(684)
Corporate expenditures	(23,727)	3,669	2,581	(17,477)

	(26,578)	5,696	2,721	(18,161)

Total liability for estimated costs in excess of estimated receipts during liquidation	$(23,186)	$3,317	$3,263	$(16,606)

The change in the liability for estimated costs in excess of estimated receipts during liquidation as of December 31, 2016 is as follows (in thousands):

	December 31, 2015	Cash Payments (Receipts)	Remeasurement of Assets and Liabilities	Consolidation (1)	December 31, 2016
Assets:
Estimated net inflows from investments in real estate, loans receivable and secured financing receivable	$10,523	$(4,847)	$(978)	$(1,306)	$3,392
Liabilities:
Sales costs	(5,986)	3,215	363	(443)	(2,851)
Corporate expenditures	(33,834)	7,351	2,756	—	(23,727)

	(39,820)	10,566	3,119	(443)	(26,578)

Total liability for estimated costs in excess of estimated receipts during liquidation	$(29,297)	$5,719	$2,141	$(1,749)	$(23,186)

(1)	Due to a change in exit strategy, the venture that owned property in Oklahoma City, Oklahoma was no longer accounted for using the equity method. See Note 3 – Basis of Presentation for the Liquidating Trust’s policy on accounting for joint ventures.

5.	Net Assets in Liquidation

Net assets in liquidation decreased by $63,486,000 during the year ended December 31, 2017. The primary reason for the decline in net assets was due to liquidating distributions to holders of Units of $54,727,000, a $11,049,000 net decrease in the liquidation value of equity investments and a $1,519,000 net decrease in the liquidation value of investments in real estate. These decreases were partially offset by a $2,581,000

WINTHROP REALTY LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

decrease in estimated corporate expenditures resulting primarily from decreases in estimated fees payable to FUR Advisors as a result of decreases in liquidation values of certain investments.

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

There were 36,425,084 Units outstanding at December 31, 2017 and 2016. The net assets in liquidation at December 31, 2017 would result in liquidating distributions of approximately $7.26 per Unit. The net assets in liquidation as of December 31, 2017 and 2016 of $264,441,000 and $327,927,000 respectively, plus the cumulative liquidating distributions to holders of Units or Common Shares through December 31, 2017 and 2016 of $391,661,000 ($10.75 per Common Share/Unit) and $336,934,000 ($9.25 per Common Share/Unit), respectively, would result in cumulative liquidating distributions to holders of Units/Common Shares of $18.01 and $18.25 per Unit or Common Share as of December 31, 2017 and 2016, respectively. This estimate of liquidating distributions includes projections of income and expenses to be earned or incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of sales, the performance of underlying assets and any changes in the underlying assumptions of the projected cash flows.

6.	Investment and Disposition Activities

2017 Transactions

Orlando, Florida – property sale – On June 29, 2017, the Liquidating Trust sold to an independent third party its office property located in Orlando, Florida for gross proceeds of $34,807,000 and received net proceeds of $62,000 after satisfaction of third party mortgage debt, closing costs and customary prorations. The liquidation value was $35,053,000 at December 31, 2016.

550-650 Corporetum, Lisle, Illinois – property sale – On July 12, 2017, the Liquidating Trust sold to an independent third party its office property known as 550-650 Corporetum for gross proceeds of $9,300,000 and received net proceeds of $7,920,000 after satisfaction of closing costs and customary prorations. The liquidation value was $8,940,000 at December 31, 2016.

Summit Pointe Apartments, Oklahoma City, Oklahoma – property sale – On August 14, 2017, the venture in which the Liquidating Trust held an 80% interest sold to an independent third party its residential property known as Summit Pointe Apartments for gross proceeds of $17,550,000. The Liquidating Trust received proceeds of $5,824,000, which represents the Liquidating Trust’s 80% share of net sale proceeds after satisfaction of third party mortgage debt, closing costs, and customary prorations. The sale price was consistent with the Liquidating Trust’s liquidation value at December 31, 2016.

Mosaic Apartments, Houston, Texas – property sale – On November 9, 2017, the venture in which the Liquidating Trust held an 83.7% interest sold to an independent third party its residential property known as Mosaic Apartments for gross proceeds of $90,500,000. The Liquidating Trust received proceeds of $37,178,000, which represents the Liquidating Trust’s 83.7% share of net sale proceeds after satisfaction of third party mortgage debt, closing costs, and customary prorations. The liquidation value was $91,200,000 at December 31, 2016.

WINTHROP REALTY LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

RE CDO – loan repayment – During 2017, the Liquidating Trust received aggregate distributions of $2,118,000 from its RE CDO venture which held a 5.52% interest in mortgage loans collateralized by land located in Las Vegas, Nevada. The distributions were in connection with the sale of the underlying collateral for the loans in which RE CDO held an interest. Following the sale of the land, RE CDO was dissolved. The distributions received were consistent with the Liquidating Trust’s liquidation value at December 31, 2016.

701 Seventh Avenue, New York, New York – capital contributions – The Liquidating Trust invested an additional $5,834,000 in this venture during 2017 bringing its total invested capital in the venture to $134,336,000 at December 31, 2017. The Liquidating Trust is contractually obligated to contribute up to $137,256,000 in the aggregate to this venture. On March 2, 2018 the Liquidating Trust made an additional capital contribution of $1,667,000 bringing aggregate capital contributions to date to $136,003,000.

701 Seventh Avenue, New York, New York – contract for sale – On February 13, 2018, the venture in which the Liquidating Trust holds an indirect interest in the property located at 701 Seventh Avenue, New York, New York, entered into a purchase and sale agreement with an affiliate of a current indirect member of the venture, to sell the property for a gross sales price of $1,530,000,000. The closing is scheduled to close, if at all, no later than April 30, 2018 and is not subject to any termination rights on the part of purchaser other than a breach by the venture of their obligations under the purchase and sale agreement. The purchase and sale agreement provides that upon closing, a portion of the proceeds in excess of the amount that would return the Liquidating Trust’s capital investment plus a 12% return thereon is to be placed in escrow pending completion of the development of the property. The purchase price for the property is expected to provide net proceeds distributable to the Liquidating Trust consistent with its last reported estimated net assets in liquidation. The venture also agreed that upon closing of the sale of the property to enter into a Development Services Agreement pursuant to which the venture would complete the construction of the property for the benefit of the purchaser.

1050 Corporetum, Lisle, Illinois – foreclosure – On February 20, 2018, the property, in which the Liquidating Trust held a 60% interest, was foreclosed on as management determined that the value of the property, plus the costs to sell was less than the outstanding debt balance as of December 31, 2017. The liquidation value as of December 31, 2017 was based on the outstanding debt balance, closing costs and certain other factors related to the foreclosure and is consistent with the liquidation value at December 31, 2016.

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

Sullivan Center, Chicago, Illinois – sale of interest – On April 27, 2016 Winthrop sold its interests in this asset to its venture partner for aggregate gross proceeds of $95,270,000 which included the ownership interest in the mezzanine loan that was classified as a secured financing receivable for financial reporting purposes.

WINTHROP REALTY LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Lake Brandt, Greensboro, North Carolina – property sale – On May 12, 2016 Winthrop sold its residential property known as Lake Brandt Apartments for gross proceeds of $20,000,000 and received net proceeds of $6,296,000 after satisfaction of third party mortgage debt and closing costs. The liquidation value of the property was $20,000,000 at December 31, 2015.

Highgrove, Stamford, Connecticut – property sale – On May 19, 2016 the venture in which Winthrop held an 83.7% interest sold its apartment building located in Stamford, Connecticut for gross proceeds of $87,500,000. Proceeds of the sale were used to fully satisfy the $77,767,000 mortgage loan collateralized by the property and the venture’s remaining property in Houston, Texas. Exclusive of the forfeited deposits discussed below, the liquidation value of the property was $85,000,000 at December 31, 2015.

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

Mentor Retail, Chicago, Illinois – property sale/loan satisfaction – On July 29, 2016 the venture in which Winthrop held a 49.9% interest sold the Mentor Retail property for gross proceeds of $10,450,000. During 2016 Winthrop received aggregate distributions of $3,906,000 from the venture which includes its share of operating cash flow and sale proceeds through the dissolution of the venture. The liquidation value of this investment was $2,986,000 at December 31, 2015.

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

7.	Loan Receivable

Loan receivable at December 31, 2017 and 2016 are as follows (in thousands):

		Stated Interest Rate at December 31, 2016 (1)	Carrying Amount (2)		Contratual Maturity Date
Description	Loan Position		December 31, 2017	December 31, 2016
Jacksonville (3)	Whole Loan	LIBOR + 5%	$8,400	$8,400	07/01/19

			$8,400	$8,400

(1)	The one-month LIBOR rate at December 31, 2017 was 1.56425%. The one-month LIBOR rate at December 31, 2016 was 0.77167%.
(2)	The carrying amount represents the estimated amount expected to be collected on disposition of the loan plus contractual interest receivable.
(3)	The loan has an interest rate floor of 6% and an interest rate ceiling of 8%.

The carrying amount of the loan receivable at December 31, 2017 and 2016 represents the estimated amount expected to be collected on disposition of the loan. There was no accrued interest at December 31, 2017 and 2016.

The weighted average coupon as calculated on the par value of the loan receivable was 6.00% and 7.97% at December 31, 2017 and 2016, respectively, and the weighted average yield to maturity as calculated on the carrying value of the loan receivable was 6.00% and 13.54% at December 31, 2017 and 2016, respectively.

WINTHROP REALTY LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Loan Receivable Activity

Activity related to loans receivable is as follows (in thousands):

	Year Ended December 31, 2017	Year Ended December 31, 2016
Balance at beginning of year	$8,400	$5,280
Purchase and advances	—	9,035
Interest received, net	—	(28)
Repayments/sale proceeds	—	(5,987)
Change in liquidation value	—	100

Balance at end of year	$8,400	$8,400

Credit Quality of Loan Receivable

Under liquidation accounting, the Liquidating Trust carries its loan receivable at the estimated amount of principal payments it expects to receive over the holding period of the loan. The Liquidating Trust utilizes a grading system to assess the collectability of its loan portfolio. Grading categories included debt yield, debt service coverage ratio, length of loan, property type, loan type, and other more subjective variables that included property or collateral location, market conditions, industry conditions, and sponsor’s financial stability. Management reviewed each category and assigned an overall numeric grade to determine the loan’s risk of loss and to provide a determination as to whether the loan required an adjustment to the recorded liquidation value.

All loans with a positive score did not require a loan loss allowance. Any loan graded with a neutral score or “zero” was subject to further review of the collectability of the interest and principal based on current conditions and qualitative factors. Any change in the credit quality of the loan receivable that changes the Liquidating Trust’s estimate of the amount it expects to collect will be recorded as a change to the liquidation value of its loan receivable.

The table below summarizes the Liquidating Trust’s loan receivable by internal credit rating at December 31, 2017 and 2016 (in thousands, except for number of loans):

	December 31, 2017		December 31, 2016
Internal Credit Quality	Number of Loans	Liquidation Value of Loans Receivable	Number of Loans	Liquidation Value of Loans Receivable
Greater than zero	1	$8,400	1	$8,400
Equal to zero	—	—	—	—
Less than zero	—	—	—	—

	1	$8,400	1	$8,400

Secured Financing Receivable

In August 2013 Winthrop closed on an agreement to acquire its venture partner’s (“Elad”) 50% interest in the mezzanine lender with respect to the Sullivan Center, Chicago, Illinois property (“Lender LP”) for $30,000,000. In connection with the transaction, Winthrop entered into an option agreement with Elad granting Elad the right, but not obligation, to repurchase the interest in the venture. The option agreement provided Elad, as the transferor, the option to unilaterally cause the return of the asset at the earlier of two

WINTHROP REALTY LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

years from and after August 21, 2013 or an event of default on Lender LP’s mezzanine debt. As such, Elad was able to retain control of its interest in Lender LP for financial reporting purposes as the exercise of the option was unconditional other than for the passage of time. As a result, for financial reporting purposes, the transfer of the financial asset was accounted for as a secured financing rather than an acquisition. The $30,000,000 acquisition price was recorded as a secured financing receivable. On April 27, 2016 Winthrop sold its interest in the secured financing receivable. See Note 6 – “Investment and Disposition Activities” for further details on the sale.

8.	Equity Investments

Under liquidation accounting, equity investments are carried at net realizable value. The Liquidating Trust’s nominal ownership percentages in its equity investments consist of the following at December 31, 2017 and December 31, 2016:

Venture Partner	Equity Investment	Nominal % Ownership at December 31, 2017	Nominal % Ownership at December 31, 2016
Atrium Holding	RE CDO Management LLC	N/A	50.0%
Inland	Concord Debt Holdings LLC	66.6%	66.6%
Inland	CDH CDO LLC	49.6%	49.6%
Marc Realty	Atrium Mall LLC	50.0%	50.0%
New Valley/Witkoff (1)	701 Seventh WRT Investor LLC	79.7%	80.5%
Serure/C&B High Line	446 High Line LLC	83.8%	72.0%

(1)	The investment in this venture provides the Liquidating Trust with a 60.08% and 60.72% effective economic ownership interest in the underlying property at December 31, 2017 and 2016, respectively.

See Note 6 – “Investment and Disposition Activities” for information relating to 2017 and 2016 activity with respect to equity investments.

9.	Mortgage Loans Payable

Mortgage loans payable are carried at their contractual amounts due under liquidation accounting. The Liquidating Trust had outstanding mortgage loans payable of $19,663,000 and $108,826,000 at December 31, 2017 and 2016, respectively. The mortgage loan payments of principal and interest are generally due monthly and are collateralized by applicable real estate of the Liquidating Trust.

The Liquidating Trust’s mortgage loans payable at December 31, 2017 and 2016 are summarized as follows (in thousands):

Location of Collateral	Maturity	Interest Rate at December 31, 2017	December 31, 2017	December 31, 2016
Lisle, IL (1)	Mar 2017	5.55%	$5,216	$5,230
Plantation, FL (2)	Apr 2041	6.48%	10,091	10,255
Churchill, PA	Aug 2024	3.50%	4,356	4,601
Houston, TX (3)	N/A	N/A	—	45,000
Oklahoma City, OK (4)	N/A	N/A	—	8,790
Orlando, FL (5)	N/A	N/A	—	34,950

			$19,663	$108,826

WINTHROP REALTY LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)	The property was in foreclosure proceedings as of December 31, 2017 and the foreclosure was completed on February 20, 2018.
(2)	The loan agreement provides for an early payment date of April 1, 2018. If not repaid by the early payment date, the loan is subject to an increased interest rate and a cash trap.
(3)	The property was sold in November 2017.
(4)	The property was sold in August 2017
(5)	The property was sold in June 2017.

The following table summarizes future principal repayments of mortgage loans payable as of December 31, 2017 (in thousands):

Year	Amount
2018	$5,793
2019	710
2020	814
2021	927
2022	1,005
Thereafter	10,414

$19,663

10.	Federal and State Income Taxes

Winthrop operated in a manner which qualified it as a REIT under Sections 856-860 of the Internal Revenue Code of 1986. In order to qualify as a REIT, Winthrop was generally required each year to distribute to its shareholders at least 90% of its taxable income (excluding any net capital gains). Winthrop met these distribution requirements each year.

For REIT’s, certain states and localities disallow state income taxes as a deduction and exclude interest income from United States obligations when calculating taxable income. Federal and state tax calculations can differ due to differing recognition of net operating losses.

The 2016 dividends per Common Share from Winthrop (January 1, 2016 – August 5, 2016) for an individual shareholder’s income tax purposes were as follows:

	Ordinary Dividends	Capital Gains	Nontaxable Distribution	Cash Liquidating Distribution	Non-Cash Liquidating Distribution	Total Dividends Paid
2016	$—	$—	$—	$3.25	$9.21	$12.46

The Liquidating Trust is treated as a partnership for federal and state income tax purposes. Accordingly, no provision or benefit for income taxes is made in the consolidated financial statements. All distributions from the Liquidating Trust in 2017 and 2016 are considered a return of capital for tax purposes. Unitholders will receive a Schedule K-1 from the Liquidating Trust annually reflecting their allocable share of the Liquidating Trust’s income, loss, gains and deductions.

11.	Commitments and Contingencies

The Liquidating Trust has future funding commitments attributable to its 701 Seventh Avenue investment which total approximately $2,920,000 at December 31, 2017, $1,667,000 of which was funded on March 2, 2018. The Liquidating Trust’s venture which owns the property located at 450 W 14th Street, New York,

WINTHROP REALTY LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

New York is subject to a ground lease which expires on June 1, 2053. As of December 31, 2017, in connection with the ground lease, the venture has commitments of $1,791,000; $1,844,000; $1,900,000; $1,957,000, $2,015,000 and $99,912,000 for the years ending December 31, 2018, 2019, 2020, 2021, 2022 and thereafter, respectively. The Liquidating Trust’s venture which owns the property referred to as Atrium Mall in Chicago, Illinois is subject to a master lease with the State of Illinois which expires on September 19, 2034. As of December 31, 2017, in connection with the master lease, the venture has commitments of $440,000 for each of the years ending December 31, 2018, 2019, 2020, 2021 and 2022 and aggregate commitments of $5,167,000 thereafter.

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

See Note 12 – Related-Party Transactions for details on potential fees payable to FUR Advisors.

Churchill, Pennsylvania – In 2011 Winthrop was conveyed title to the land underlying the Churchill, Pennsylvania property. Prior to the conveyance of the land, a Phase II environmental study was performed. The study found that there were certain contaminants at the property all of which were within permitted ranges. In addition, given the nature and use of the property currently and in the past as a laboratory that analyzes components and machinery that were utilized at nuclear power plants, it is possible that there may be contamination that could require remediation.

12.	Related-Party Transactions

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

In connection with the adoption of the plan of liquidation, the Liquidating Trust accrues costs it expects to incur through the end of the liquidation. In this regard, at December 31, 2017 the Liquidating Trust has accrued, based on its estimates of the timing and amounts of liquidating distributions to be paid to holders of Units, base management fees of $653,000 exclusive of the $751,000 included in related party fees payable. This amount is included in liabilities for estimated costs in excess of estimated receipts during liquidation. Actual fees incurred may differ significantly from these estimates due to inherent uncertainty in estimating future events.

WINTHROP REALTY LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Incentive Fee / Termination Fee – The incentive fee is equal to 20% of any amounts available for distribution in excess of the threshold amount and is only payable at such time, if at all, (i) when holders of Units receive aggregate distributions above the threshold amount or (ii) upon termination of the Advisory Agreement if the net value of the Liquidating Trust’s assets exceeds the threshold amount based on then current market values and appraisals. That is, the incentive fee is not payable annually but only at such time, if at all, as unitholders have received distributions in excess of the threshold amount (set at $569,963,000 on December 31, 2014 plus an annual return thereon equal to the greater of (x) 4% or (y) the 5 year U.S. Treasury Yield plus 2.5% (such return, the “Growth Factor”) less any distributions paid from and after January 1, 2015). The incentive fee will also be payable if the Advisory Agreement is terminated, other than for cause (as defined) by the Liquidating Trust or with cause by the Advisor, and if on the date of termination the net value of the Liquidating Trust’s assets exceeds the threshold amount. At December 31, 2017 the threshold amount required to be distributed before any incentive fee would be payable to FUR Advisors was $229,393,000, which was equivalent to $6.40 per Unit. At December 31, 2017, based on the Liquidating Trust’s estimate of liquidating distributions, it is estimated that the Advisor would be entitled to an incentive fee of $6,941,000 in connection with the liquidation. This amount has been accrued and is included in liabilities for estimated costs in excess of estimated receipts during liquidation.

With respect to the termination fee, it is only payable if there is (i) a termination of the Advisory Agreement for any reason other than for cause (as defined) by the Liquidating Trust or with cause by the Advisor, or (ii) a disposition of all or substantially all of the Liquidating Trust’s assets. The termination fee, if payable, is equal to the lesser of (i) the base management fee paid to the Advisor for the twelve month period immediately prior to the approved plan of liquidation or (ii) either (x) in the case of a termination of the Advisory Agreement, 20% of the positive difference, if any between (A) the appraised net asset value of the Liquidating Trust’s assets at the date of termination and (B) the threshold amount less $104,980,000, or (y) in the case of a disposition, 20% of any liquidating distributions paid on account of the Units at such time as the threshold amount is reduced to $104,980,000, which, based on current estimates, will be achieved at such time as additional liquidating distributions of approximately $3.47 per Unit in excess of the Growth Factor have been paid. For example, if all of the Liquidating Trust’s assets were sold and the proceeds therefrom were distributed to holders of Units at January 1, 2018, the termination fee would only have been payable if additional liquidating distributions of approximately $3.47 per Unit had been paid, and then only until the total termination fee paid would have equaled $9,496,000 (the base management fee for the twelve months prior to the approved plan of liquidation), which amount would be achieved when total additional liquidating distributions paid per Unit equaled approximately $4.52. At December 31, 2017 it is estimated that the Advisor will be entitled to a termination fee of $9,496,000 upon disposition of the remaining assets. This amount has been accrued and is included in liabilities for estimated costs in excess of estimated receipts during liquidation.

Property Management and Construction Management – Winthrop Management LP (“Winthrop Management”), an affiliate of FUR Advisors and Winthrop’s former executive officers, assumed property management responsibilities for various properties owned by the Liquidating Trust. Winthrop Management receives a property management fee and construction management fee pursuant to the terms of individual property management agreements.

WINTHROP REALTY LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table sets forth the fees and reimbursements paid or accrued by Winthrop and the Liquidating Trust for the years ended December 31, 2017 and 2016 to FUR Advisors and Winthrop Management (in thousands):

	For the Years Ended December 31,
	2017	2016
Base Asset Management Fee (1)	$3,258	$4,575
Property Management Fee	532	633
Construction Management Fee	27	3

	$3,817	$5,211

(1)	Includes fees on third party contributions of $10 and $10 for the years ended December 31, 2017 and 2016, respectively. At December 31, 2017 there were no longer any third party contributions subject to the advisory fee.

At December 31, 2017 and 2016, $751,000 and $880,000, respectively, payable to FUR Advisors and $17,000 and $68,000, respectively, payable to Winthrop Management were included in related party fees payable.

13.	Common Share Options and Restricted Share Grants

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

Upon dissolution of Winthrop in August 2016, the 2007 Plan was terminated. There were no Restricted Shares issued and outstanding at December 31, 2017.

WINTHROP REALTY LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14.	Future Minimum Lease Payments

Future minimum lease payments scheduled to be received under non-cancellable operating leases are as follows (amounts in thousands):

Year	Amount
2018	2,694
2019	2,730
2020	2,014
2021	1,299
2022	1,338
Thereafter	12,829

$22,904

Siemens Real Estate, the tenant at the property in Orlando, Florida, represented more than 10% of the base commercial rental revenues of the Liquidating Trust for the years ended December 31, 2017 and 2016 contributing approximately 36.2% and 37.1%, respectively.

AT&T Services, the tenant at the property in Plantation, Florida, represented more than 10% of the base commercial rental revenues of the Liquidating Trust for the years ended December 31, 2017 and 2016 contributing approximately 28.3% and 14.8%, respectively.

Westinghouse Electric, the tenant at the property in Churchill, Pennsylvania, represented more than 10% of the base commercial rental revenues of the Liquidating Trust for the year ended December 31, 2017 contributing approximately 21.7%.

Ryerson, Inc. the tenant at the property in Lisle, Illinois, represented more than 10% of the base commercial rental revenues of the Liquidating Trust for the year ended December 31, 2017 contributing approximately 12.9%.

15.	Subsequent Events

The Liquidating Trust has performed an evaluation of subsequent events through the date of issuance of the consolidated financial statements and noted no items requiring adjustment of the consolidated financial statements or additional disclosures, except as disclosed in Note 6.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Trustees, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2017. Based on such evaluation, the Liquidating Trust’s Trustees have concluded that, as of the end of such period, the Liquidating Trust’s disclosure controls and procedures are effective.

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

As of December 31, 2017 the Liquidating Trust’s management conducted an assessment of the effectiveness of the Liquidating Trust’s internal control over financial reporting. The Liquidating Trust’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013) in “Internal Control – Integrated Framework.” Based on that assessment and those criteria, we concluded that our internal control over financial reporting is effective as of December 31, 2017.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting during our last fiscal year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of the Liquidating Trust

The following table presents certain information with respect to our trustees as of the date of this annual report:

Name	Age	Principal Occupation and Position Held
Michael L. Ashner	65	Trustee
Howard Goldberg	72	Trustee
Carolyn Tiffany	51	Trustee

Michael Ashner – Mr. Ashner previously served as Chief Executive Officer of Winthrop Realty Trust from December 31, 2003 through August 5, 2016 and Chairman from April 2004 through August 5, 2016. Mr. Ashner also served as the Executive Chairman and a trustee of Lexington Realty Trust (“Lexington”), a New York Stock Exchange listed real estate investment trust, from December 31, 2006 when Newkirk Realty Trust, Inc. (“Newkirk”) was merged into Lexington to March 20, 2008. Mr. Ashner previously served as a director and the Chairman and Chief Executive Officer of Newkirk until it was merged into Lexington. Mr. Ashner currently serves as the Chief Executive Officer of First Winthrop Corporation, a real estate investment and management company, a position he has held since 1996, and as Chief Executive Officer of Winthrop Capital Advisors LLC, a real estate management company. Mr. Ashner previously served as a director and Chief Executive Officer of Shelbourne Properties I, Inc., Shelbourne Properties II, Inc. and Shelbourne Properties III, Inc. (collectively, the “Shelbourne Entities”), three real estate investment trusts, from August 2002 until their liquidation in April 2004. During the past six years Mr. Ashner has served as a director of NBTY, Inc. a public company that had a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15 of such Act.

Howard Goldberg – Mr. Goldberg previously served as a trustee of Winthrop Realty Trust from December 2003 through August 5, 2016. Mr. Goldberg has been a private investor in both real estate and start-up companies and has provided consulting services to start-up companies since 1999. From 1994 through 1998, Mr. Goldberg served as President, CEO, and board member of Player’s International, a publicly-traded company in the gaming business prior to its sale to Harrah’s Entertainment Inc. From 2003 through 2005, Mr. Goldberg served as a part-time consultant to Laser Lock Technologies, Inc., LLTI.OB, a publicly-traded development stage company, engaged in the development and marketing of technologies for the prevention of product and document counterfeiting and electronic article surveillance. From 1995 through 2000, Mr. Goldberg served on the board of directors and audit committee of Imall Inc., a publicly-traded company that provided on-line shopping prior to its sale to Excite-at-Home. Mr. Goldberg served as a member of the board of directors and the audit committees of the Shelbourne Entities from August 2002 until their liquidation in April 2004. Mr. Goldberg is currently serving as a board member of New York REIT, Inc. since March 2017. Mr. Goldberg has a law degree from New York University and was previously the managing partner of a New Jersey law firm where he specialized in gaming regulatory law and real estate from 1970 through 1994.

Carolyn Tiffany – Since Ms. Tiffany’s retirement as President of First Winthrop Corporation in June 2017, Ms. Tiffany has been a private investor. Ms. Tiffany previously served as President of Winthrop Realty Trust from January 1, 2010 through August 5, 2015 and served as Chief Operating Officer and Secretary from January 8, 2004 to January 31, 2007. From February 2007 through March 2008 Ms. Tiffany served as a principal and the Chief Operating Officer for High Street Equity Advisors, a private equity real estate firm. From April 2008 to December 31, 2008, Ms. Tiffany was a private investor. In addition, Ms. Tiffany served as the Chief Operating Officer and Secretary of Newkirk and its predecessor entities from 1996 to December 31, 2006.

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

Outstanding Equity Awards at Fiscal Year End

There are no outstanding equity based awards as of the fiscal year ended December 31, 2017.

Compensation of Trustees

The following table sets forth a summary of the compensation received by our non-officer Trustees during 2017:

Name	Fees Earned or Paid in Cash ($)	Stock Awards	Option Awards	All Other Compensation	Total ($)
Howard Goldberg	60,000	—	—	—	60,000
Carolyn Tiffany	15,000	—	—	—	15,000

Ms. Tiffany retired as an employee of First Winthrop Corporation effective June 30, 2017. Upon her retirement, she became entitled to remuneration for serving as a Trustee of the Liquidating Trust.

Mr. Goldberg receives $5,000 per month for his services as a Trustee of the Liquidating Trust. Beginning in October 2017, Ms. Tiffany receives $5,000 per month for her services as a Trustee of the Liquidating Trust.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of February 28, 2017 (except as otherwise indicated) regarding the ownership of our Units by (i) each person who is known to us to be the beneficial owner of more than 5% of the outstanding Units, (ii) each Trustee and Trustee nominee, (iii) each executive officer named herein, and (iv) all current executive officers and Trustees as a group. Except as otherwise indicated, each such Unitholder has sole voting and investment power with respect to the Units beneficially owned by such Unitholder. As of February 28, 2018, there were 36,425,084 Units outstanding.

Name and Address of Beneficial Owner	Position with the Trust	Amount and Nature of Beneficial Ownership		Percent of Class
FUR Investors, LLC (1)	—	2,671,369		7.3%
FUR Holdings LLC
WEM-FUR investors LLC
Michael L. Ashner (1)	Trustee	2,959,251	(2)	8.1%
Howard Goldberg (3)	Trustee	75,079		*
Carolyn Tiffany (3)	Trustee	111,410	(4)	*
All Trustees as a group	—	3,145,740		8.6%
The Vanguard Group Inc. (5)	—	3,107,315	(5)	8.5%
Vanguard Specialized Funds Vanguard REIT Index Fund (5)	—	2,242,780	(5)	6.2%
Apollo Management Holdings GP, LLC (and controlled entities) (6)	—	3,002,172	(6)	8.2%
Bulldog Investors LLC	—	2,455,528	(7)	6.7%
Phillip Goldstein
Andrew Dakos
Steven Samuels (7)

*	less than 1%.
(1)	The address for each of FUR Investors LLC, FUR Holdings LLC, WEM-FUR Investors LLC and Mr. Ashner is Two Jericho Plaza, Wing A, Suite 111, Jericho, NY 11753.
(2)	Comprised of 2,671,369 Units owned by FUR Investors LLC and 287,882 Units held directly by Mr. Ashner and his spouse. Mr. Ashner is the managing member of WEM-FUR Investors LLC, the managing member of FUR Holdings, LLC, the sole member of FUR Investors LLC. As such, Mr. Ashner may be deemed to beneficially own all Units owned by FUR Investors.
(3)	The address for Mr. Goldberg and Ms. Tiffany is c/o Winthrop Realty Liquidating Trust, 7 Bulfinch Place, Suite 500, Boston, MA 02114.
(4)	Ms. Tiffany is a member of WEM-FUR Investors LLC, the managing member of FUR Holdings, LLC, the sole member of FUR Investors LLC. Accordingly, Ms. Tiffany has an indirect pecuniary interest in approximately 55,000 of the Units owned by FUR Investors LLC. However, Ms. Tiffany does not exercise investment control over the Units held by FUR Investors LLC. Accordingly, Ms. Tiffany is not deemed to beneficially own any of such Units under Section 13 or Section 16 of the Securities Exchange Act of 1934, as amended.
(5)	The address for The Vanguard Group Inc. (“Vanguard”) and Vanguard Specialized Funds-Vanguard REIT Index Fund (“Vanguard Fund”) is 100 Vanguard Blvd., Malvern, Pennsylvania 19355. Information is derived from the 13-G/A filing by Vanguard with the SEC on February 11, 2016 and a 13-G/A filing by Vanguard Fund with the SEC on February 9, 2016.
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

Under the Advisory Agreement, FUR Advisors is entitled to receive a base management fee and an incentive fee in accordance with the terms of the Advisory Agreement. The base management fee, which is paid on a quarterly basis, equals to 1.5% of (i) the issuance price of our outstanding equity securities plus (ii) 0.25% of any equity contribution by an unaffiliated third party to a venture managed by the Liquidating Trust. Pursuant to the terms of the Advisory Agreement, no incentive fee was payable during the year ended December 31, 2017.

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

The following table sets forth the fees and reimbursements paid by us for the year ended December 31, 2017 to FUR Advisors and Winthrop Management L.P.:

2017
Base Asset Management Fee (1)	$3,258,000
Property Management (2)	$532,000
Construction Management (2)	$27,000

(1)	Payable to FUR Advisors
(2)	Payable to Winthrop Management L.P.

WRP Sub-Management LLC, which we refer to as WRP Sub-Management, an affiliate of FUR Advisors provides its personnel to WRP Management LLC, a subsidiary of the Liquidating Trust that is the collateral manager for Concord Real Estate CDO-1, Ltd. and the administrative manager of Concord Debt Holdings LLC. For providing its personnel, for the year ended December 31, 2017, WRP Management LLC reimbursed WRP Sub-Management $250,000.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

PricewaterhouseCoopers LLP (“PwC”) was selected and appointed as Winthrop’s independent registered public accounting firm for the period ended August 5, 2016, the date of transfer of Winthrop’s remaining assets and liabilities to the Liquidating Trust. We did not engage independent auditors to perform an audit of the financial statements contained in this Form 10-K for the year ended December 31, 2017.

The following table lists the fees for services rendered by PwC for 2016:

Type of Fee	2016
Audit fees	$445,000
Audit related fees	—
Tax fees	77,000
All other fees	—

Total	$522,000

Audit fees for the period ended August 5, 2016, were for professional services rendered in connection with the integrated audit of our consolidated financial statements, internal control over financial reporting and quarterly reviews of our consolidated financial statements.

Tax fees for the period ended August 5, 2016, were for services related to tax compliance, tax planning and strategies and state and local tax advice.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statement Schedules.

(1) Financial Statements:

Management’s Report on Internal Control over Financial Reporting on page 49 of Item 9A.

Consolidated Statements of Net Assets (Liquidation Basis) – December 31, 2017 and 2016 on page 29 of Item 8.

Consolidated Statements of Changes in Net Assets (Liquidation Basis) – Years Ended December 31, 2017 and 2016 on page 30 of Item 8.

Notes to Consolidated Financial Statements on pages 31 through 46 of Item 8.

(2) Financial Statement Schedules:

Schedule III – Real Estate and Accumulated Depreciation.

Schedule IV – Mortgage Loans on Real Estate

All Schedules, other than III and IV, are omitted, as the information is not required or is otherwise furnished.

(b) Exhibit Index.

Exhibit	Description	Page Number

3.1	Liquidating Trust Agreement dated as of August 5, 2016 among Winthrop Realty Trust (the “Trust”), Michael L. Ashner, Howard Goldberg and Carolyn Tiffany – Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed July 28, 2016.	—

4.1	Agreement of Limited Partnership of WRT Realty L.P., dated as of January 1, 2005 –Incorporated by reference to Exhibit 10 to the Trust’s Current Report on Form 8-K filed January 4, 2005.	—

4.2	Amendment No. 1 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of December 1, 2005 – Incorporated by reference to Exhibit 4.4 to the Trust’s Form 10-K filed March 15, 2012.	—

4.3	Amendment No. 2 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of November 28, 2011 – Incorporated by reference to the Trust’s Current Report on Form 8-K filed November 28, 2011.	—

4.4	Amendment No. 3 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of March 23, 2012 – Incorporated by reference to the Trust’s Current Report on Form 8-K filed March 23, 2012.	—

10.1	Stock Purchase Agreement between the Trust and FUR Investors, LLC, dated as of November 26, 2003, including Annex A thereto, being the list of Conditions to the Offer – Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed December 1, 2003.	—

10.2	Third Amended and Restated Advisory Agreement dated February 1, 2013, between the Trust, WRT Realty L.P. and FUR Advisors LLC – Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed February 4, 2013.	—

10.3	Exclusivity Services Agreement between the Trust and Michael L. Ashner – Incorporated by reference to Exhibit 10.4 to the Trust’s Current Report on Form 8-K filed December 1, 2003.	—

10.4	Amendment No. 1 to Exclusivity Agreement, dated November 7, 2005 – Incorporated by reference to Exhibit 10.7 to the Trust’s Current Report on Form 8-K filed November 10, 2005.	—

10.5	Amendment No. 2 to Exclusivity Agreement, dated February 1, 2013 – Incorporated by reference to Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed February 4, 2013.	—

10.6	Covenant Agreement between the Trust and FUR Investors, LLC – Incorporated by reference to Exhibit 10.5 to the Trust’s Current Report on Form 8-K filed December 1, 2003.	—

10.7	Amendment No. 1 to Covenant Agreement, dated February 1, 2013 – Incorporated by reference to Exhibit 10.3 to the Trust’s Current Report on Form 8-K filed February 4, 2013.	—

21	List of Subsidiaries	*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	XBRL Report Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Calculation Linkbase Document	*

101.LAB	XBRL Taxonomy Label Linkbase Document	*

101.PRE	XBRL Presentation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

*	Filed herewith

ITEM 16 – FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTHROP REALTY LIQUIDATING TRUST

Dated: March 16, 2018	By:	/s/ Michael L. Ashner
Michael L. Ashner
Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael L. Ashner	Trustee	March 16, 2018

/s/ Carolyn Tiffany	Trustee	March 16, 2018

/s/Howard Goldberg	Trustee	March 16, 2018

WINTHROP REALTY LIQUIDATING TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

At December 31, 2017

(amounts in thousands)

				Initial Cost to Company		Gross Amounts at Which Carried at Close of Period
	Location		Encumbrance	Land	Building and Improvements	Land	Building and Improvements	Accumulated Depreciation (2)	Net Liquidation Adjustment (1)	Total	Date Acquired	Life
Office	Plantation	FL	$10,091	$—	$8,915	$4,000	$8,935	$(2,169)		$10,766	11/2004	40 yrs
Office	Lisle	IL	5,216	780	2,803	780	3,521	(690)		3,611	2/2006	40 yrs
Other	Churchill	PA	4,356	—	23,834	—	11,705	(4,301)		7,404	11/2004	40 yrs
	Net Liquidation Adjustment (1)								11,195	11,195

	Total		$19,663	$780	$35,552	$4,780	$24,161	$(7,160)	$11,195	$32,976

The changes in total real estate for the period January 1, 2017 thru December 31, 2017 are as follows:

Balance as of January 1, 2017	$186,652,000
Capital expenditures	(313,000)
Liquidation adjustment, net	(12,442,000)
Disposals	(138,060,000)
Impairments	(2,861,000)

Balance as of December 31, 2017 (liquidation basis)	$32,976,000

(1)	Under the liquidation basis of accounting, our real estate holding are now carried at their estimated value, as a result the net liquidation adjustment is the net adjustment that we have made to the carrying value of the property in order to reflect its fair value.
(2)	Depreciation expense will not be recorded subsequent to July 31, 2014 as a result of the adoption of our plan of liquidation.

The tax basis of the above properties was $25,616 as of December 31, 2017.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

(amounts in thousands, unaudited)

The following is a reconciliation of real estate assets and accumulated depreciation:

	Year Ended December 31,
	2017	2016	2015
Real Estate
Balance at beginning of period	$200,675	$377,446	$587,952
Additions during the period:
Improvements, etc.	(313)	3,301	3,632
Consolidation of property	—	15,082	—
Deductions during this period:
Cost of real estate sold	(144,923)	(138,656)	(82,793)
Asset impairments	(2,861)	(3,908)	—
Deconsolidation of property	—	—	(118,765)
Liquidation adjustment	(12,442)	(52,590)	(12,580)

Balance at end of period	$40,136	$200,675	$377,446

Accumulated Depreciation
Balance at beginning of period	$14,023	$23,584	$30,627
Disposal of properties	(6,863)	(9,561)	(2,227)
Deconsolidation of property	—	—	(4,816)

Balance at end of period	$7,160	$14,023	$23,584

Schedule IV

Mortgage Loans on Real Estate

December 31, 2017

(amounts in thousands, unaudited)

Type of Loan	Location	Interest Rate	Contractual Maturity Date	Periodic Payment Terms	Senior Liens	Face Value	Outstanding Principal	Carrying Amount (1)
Whole Loan	Jacksonville, FL	LIBOR + 5%	07/01/19	Interest Only	—	$8,400	$8,400	$8,400

						$8,400	$8,400	$8,400

(1)	Carrying amount represents the estimated amount expected to be collected on disposition of the loan, plus contractual interest receivable at December 31, 2017.

Reconciliation of Mortgage Loans on Real Estate:

The following table reconciles Mortgage Loans for the years ended December 31, 2017, 2016 and 2015.

	2017	2016	2015
Balance at January 1	$8,400	$5,280	$24,005
Purchase and advances	—	9,035	—
Interest received, net	—	(28)	(190)
Repayments / Sale Proceeds	—	(5,987)	(18,535)
Change in liquidation value		100

Balance at December 31	$8,400	$8,400	$5,280