Form 10-K
period 2018-12-31
Winthrop Realty Liquidating Trust
filed 2019-03-29
CIK 37008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    Yes  ☐    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transaction period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of February 28, 2019, there were 36,425,084 units of beneficial interest in Winthrop Realty Liquidating Trust outstanding.

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

Winthrop’s primary business was owning real property and real estate related assets. On April 28, 2014 Winthrop’s Board of Trustees adopted a plan of liquidation. The plan, which provided for an orderly liquidation of Winthrop’s assets, was approved by holders of a majority of Winthrop’s common shares of beneficial interests which we refer to as Common Shares at a special meeting of shareholders on August 5, 2014. Under the plan of liquidation, if all of the assets of Winthrop were not disposed of by August 5, 2016, the then remaining assets and liabilities of Winthrop would be assigned to a liquidating trust.

On August 5, 2016, in accordance with Winthrop’s plan of liquidation, Winthrop transferred the then remaining assets and liabilities, including its ownership interests in the Operating Partnership, to the Liquidating Trust. The Liquidating Trust is governed by a Liquidating Trust Agreement by and among Winthrop and Michael L. Ashner, Howard Goldberg and Carolyn Tiffany, as Trustees. Upon the transfer of the assets and liabilities to us on August 5, 2016, each Common Share was automatically converted into one unit of beneficial interest in the Liquidating Trust, which we refer to as Units, and each holder of Common Shares became a beneficiary of the Liquidating Trust, who we refer to as beneficiaries. On October 3, 2016, Winthrop filed a Form 15 with the Securities and Exchange Commission (the “SEC”) to terminate the registration of the Common Shares under the Securities Exchange Act of 1934, as amended, and Winthrop ceased filing reports under that Act. In reliance on prior guidance by the SEC, the Liquidating Trust will only file with the SEC annual reports on Form 10-K and current reports on Form 8-K.

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

Pursuant to the Liquidating Trust Agreement, our affairs are overseen by three Trustees, Michael L. Ashner, Howard Goldberg and Carolyn Tiffany. Until such time as our remaining assets were less than $250 million, the Liquidating Trust was required to use its commercially reasonable efforts to have one of its Trustees satisfy the independence requirements of the New York Stock Exchange which we refer to as NYSE. Howard Goldberg satisfied and continues to satisfy the independence requirements of the NYSE. FUR Advisors continues to administer our day to day affairs including overseeing the operation, management and disposition of our remaining assets. For providing these and other services, FUR Advisors is entitled to a base management fee and, in certain instances, an incentive fee and termination fee. See “Employees” below for a description of the fees payable to FUR Advisors.

As a liquidating trust, Units are not freely transferable. Units will generally not be transferable except by will, intestate succession or operation of law. Therefore, the beneficiaries do not have the ability to realize any value from the Units except from distributions made by the Liquidating Trust, the timing of which will be solely at the discretion of our Trustees.

The Liquidating Trust will terminate upon the earlier of (i) the distribution of all of the remaining assets of the Liquidating Trust in accordance with the terms of the Liquidating Trust Agreement, or (ii) August 5, 2019. The Liquidating Trust may be extended beyond August 5, 2019 if our Trustees determine that an extension is reasonably necessary to fulfill the purpose of the Liquidating Trust. It is presently anticipated that the Liquidating Trust will be extended until at least December 31, 2019 in order to complete the liquidation.

The dissolution process and the amount and timing of distributions involves risks and uncertainties. As such, it is impossible at this time to determine the ultimate amount of liquidation proceeds that will actually be distributed to beneficiaries or the timing of such payments. Accordingly, no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in the Consolidated Statements of Net Assets. Prior to August 5, 2016, Winthrop paid liquidating distributions totaling $7.75 per Common Share. Subsequent to the transfer to the Liquidating Trust, liquidating distributions totaling $9.05 per Unit have been paid.

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

Assets

At the time of the adoption of the plan of liquidation, Winthrop held 20 consolidated operating properties, 18 equity investments, eight loans receivable, one secured financing receivable and one loan security. At December 31, 2018, we held one consolidated operating property (Churchill, Pennsylvania) and three equity investments (WRT-Highline LLC, Atrium Mall LLC and 701 Seventh WRT Investor LLC).

At December 31, 2018 we had total assets of $17,009,000 and net assets in liquidation of $12,425,000. The net assets in liquidation at December 31, 2018 would result in liquidating distributions of approximately $0.34 per Unit; provided, however, no assurance can be given that the ultimate distributions made will equal or exceed such estimate.

Operating Properties

See Item 2. Properties for a description of our Operating Properties

Disposition Activity

701 Seventh Avenue, New York, New York – property sale – On April 30, 2018, the venture in which we held an indirect interest in the property located at 701 Seventh Avenue, New York, New York, sold the property to an affiliate of a current indirect member of the venture, for a gross sales price of $1,530,000,000. Upon closing, $63,700,000 of the proceeds was placed in escrow pending completion of the development of the property and the joint venture also received a purchase money note in the amount of $75,000,000. We received cash proceeds of approximately $200,000,000 at the time of closing. Subsequent to closing, the purchase money note was satisfied and we received $16,598,000 which represented our proportionate share of the purchase money note. We do not expect to receive any funds related to the escrow. The sale price was consistent with our liquidation value at December 31, 2017.

1050 Corporetum, Lisle, Illinois – foreclosure – On February 20, 2018, the 1050 Corporetum office property located in Lisle, Illinois, in which we held a 60% interest, was foreclosed. The foreclosure was not contested as the value of the property, plus the costs to sell, was less than the outstanding debt balance as of the foreclosure date. The liquidation value at foreclosure was based on the outstanding debt balance, closing costs and certain other factors related to the foreclosure and is consistent with the liquidation value at December 31, 2017.

Plantation, Florida – property sale – On September 4, 2018, we sold to an independent third party our office property located in Plantation, Florida for gross proceeds of $11,250,000 and received net proceeds of $1,074,000 after satisfaction of third party mortgage debt, closing costs and customary prorations. The liquidation value was $18,364,000 at December 31, 2017.

Jacksonville, Florida – loan receivable sale – On October 11, 2018, we sold to an independent third party our loan receivable associated with the Jacksonville, Florida property for gross proceeds of $8,097,000 and received net proceeds of $8,080,000 after satisfaction of closing costs and customary prorations. The liquidation value was $8,400,000 at December 31, 2017

Concord Debt Holdings and CDH CDO LLC – loan sales – During 2018, we received aggregate distributions of $812,000 from our Concord joint ventures in connection with the sales of their final assets. The liquidation value was $329,000 at December 31, 2017.

Employees

As of December 31, 2018 we had no employees. Our day to day affairs are administered by the Advisor pursuant to the terms of an advisory agreement, as the same may be amended from time to time, which we refer to as the Advisory Agreement. The Advisory Agreement had an initial term of five years beginning on January 1, 2013 and is automatically renewed for successive one-year periods unless terminated in accordance with the provisions of the Advisory Agreement.

Under the Advisory Agreement, our Advisor was paid a quarterly base management fee which totaled $964,000 for the year ended December 31, 2018. The base management fee was determined based on the aggregate issuance price of the Common Shares at August 1, 2016. The Advisory Agreement provides that any liquidating distributions paid on account of Units that result in a reduction of the threshold amount (as described below) are deemed a reduction in the aggregate issuance price of the Common Shares, thereby resulting in a reduction of the base management fee. As of the June 30, 2018, the base management fee was reduced to zero. In addition to the base management fee, our Advisor received a termination fee and is entitled to receive an incentive fee for administering the Liquidating Trust. Further, our Advisor, or its affiliate, is also entitled to receive property management fees and construction management fees at commercially reasonable rates.

The incentive fee is equal to 20% of any amounts available for distribution in excess of the threshold amount and is only payable at such time, if at all, (i) when holders of our Units receive aggregate distributions above the threshold amount or (ii) upon termination of the Advisory Agreement if the net value of our assets exceeds the threshold amount based on then current market values and appraisals. That is, the incentive fee is not payable annually but only at such time, if at all, as we have paid liquidating distributions from and after December 31, 2018 in excess of the threshold amount ($17,391,000 on December 31, 2018) plus an annual return thereon equal to the greater of (x) 4% or (y) the 5 year U.S. Treasury Yield plus 2.5% (such return, the “Growth Factor”) less any distributions paid from and after January 1, 2019). The incentive fee will also be payable if the Advisory Agreement is terminated, other than for cause (as defined) by us or with cause by our Advisor, and if on the date of termination the net value of the Liquidating Trust’s assets exceeds the threshold amount. At December 31, 2018 the threshold amount required to be distributed before any incentive fee would be payable to FUR Advisors was $17,391,000, which was equivalent to $0.49 per Unit. At December 31, 2018, based on our estimate of liquidating distributions, it is estimated that the Advisor would be not be entitled to an incentive fee.

On May 2, 2018 the Advisor was paid a termination fee of $9,496,000. The termination fee was payable equal to the lesser of (i) the base management fee paid to our Advisor for the twelve month period immediately prior to the approved plan of liquidation or (ii) 20% of any liquidating distributions paid on account of our Units at such time as the threshold amount was reduced to $104,980,000. No additional termination fee payments will be paid.

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

Our estimate of net assets in liquidation at December 31, 2018 was $12,425,000, or $0.34 per Unit. This estimation is based on a number of estimates and assumptions including asset hold periods, expected revenues and expenses and other factors not within our control such as capitalization rates and market conditions. However, the liquidation and dissolution process is subject to numerous uncertainties and may result in less than anticipated or no remaining capital available for future distribution to our beneficial unitholders. The precise nature, amount and timing of any future distribution to our beneficiaries will depend on and could be delayed by a number of factors including:

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

The Liquidating Trust evaluates its probable exposures associated with the tax filing positions of both Winthrop and the Liquidating Trust. At December 31, 2018, the Liquidating Trust believes it has no such exposures, and accordingly has not accrued any such charges. Significant judgment is required in determining the Liquidating Trust’s provision for income taxes payable, and as a result, the Liquidating Trust’s determinations may not prove to be accurate. Winthrop and/or the Liquidating Trust may be subject to final examination by taxing authorities; thus, a final determination by the taxing authorities could increase or decrease amounts of cash available for distribution to our unitholders, perhaps significantly.

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

Pursuant to the terms of our Advisory Agreement, our Advisor is entitled to receive an incentive fee. The incentive fee is only payable at such time, if at all, (i) when aggregate liquidating distributions are paid above a threshold amount or (ii) upon termination of our Advisory Agreement if the value of our net assets exceed the threshold amount based on then current market values and appraisals. That is, the incentive fee is not payable annually but only at such time, if at all, as the liquidating distributions paid exceed the threshold amount or, if the Advisory Agreement is terminated, the net assets of the Liquidating Trust exceed the threshold amount. At December 31, 2018, the threshold amount required to be distributed before any incentive fee would be payable to FUR Advisors was approximately $17,391,000 which was equivalent to $0.49 for each Unit. At December 31, 2018, based on our estimate of liquidating distributions, it is estimated that the Advisor would be not be entitled to an incentive fee.

We may incur costs to comply with environmental laws.

The obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of complying with future legislation, may increase our operating costs. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on or under the property. Environmental laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances and whether or not such substances originated from the property. In addition, the presence of hazardous or toxic substances, or the failure to remediate such property properly, may adversely affect our ability to borrow by using such property as collateral. We maintain insurance related to potential environmental issues on our properties which are not net leased which may not be adequate to cover all possible contingencies. In 2011 we were conveyed title to the land underlying our Churchill, Pennsylvania property. Prior to the conveyance of the land, a Phase II environmental study was performed. The study found that there were certain contaminants at the property all of which were within permitted ranges. A second Phase II environmental study was performed in February 2019. The results of the study were the same as the results of the initial study; finding that there were certain contaminants at the property all of which were within permitted ranges. Given the nature and use of the property currently and in the past, it is possible that additional contamination could occur which could require remediation. We believe that based on applicable law and existing agreements any such remediation costs would be the responsibility of a prior owner or tenant.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

CONSOLIDATED OPERATING PROPERTIES

The following table sets forth a schedule of consolidated operating properties at December 31, 2018. Our portfolio of consolidated properties consists of one commercial property consisting of 52,000 square feet.

Description and Location	Year Acquired	Trust’s Owner- ship	Rentable Sq. Ft.	(**) % Leased	Major Tenants (Lease/ Options Expiration)	Major Tenant Sq. Ft.	($000’s) Depreciated Cost Basis (1)	Cost per Sq. Ft. or Unit	Owner- ship of Land	($000’s) Debt Balance	Debt Maturity & Int Rate
Mixed Use
Chuchill, PA	2004	100%	52,000	100%	Westinghouse (2031)	52,000	7,404	142	Fee	3,979	08/2024 5.78%

Total Consolidated Property			52,000				7,404			3,979

(**)	Occupancy rates include all signed leases, including space undergoing tenant improvements.
(1)	Assets are no longer depreciated under liquidation accounting. Depreciated costs basis represents initial cost, plus improvements through December 31, 2018, less depreciation through July 31, 2014.

UNCONSOLIDATED OPERATING PROPERTIES

The following table sets forth a schedule of unconsolidated operating properties at December 31, 2018. These properties consist of two commercial properties consisting of 179,000 square feet.

	Year Acquired	Trust’s Ownership	Rentable Sq. Ft.	(**) % Leased	Major Tenants (Lease / Options Expiration)	Major Tenants Sq. Ft.	Ownership of Land	($000’s) Debt Balance (1)	Debt Maturity & Int Rate (2)
WRT-Highline LLC – Equity Investment
450 West 14th Street New York, NY	2011	(3)	104,000	97%	Alice & Olivia (2021/2031)	27,000	Ground Lease	$50,480	05/2019 LIBOR+4.65% (4)

					Fast Retailing (2026/2036)	23,000
					Access Industries (2021/2031)	14,000
Atrium Mall LLC – Equity Investment
Chicago, IL	2013	50%	75,000	95%	Walgreens (2028)	11,000	Ground Lease	$—	N/A

(**)	Occupancy rates include all signed leases including space undergoing tenant improvements
(1)	Debt balance shown represents the property level debt encumbering the properties.
(2)	The one-month LIBOR rate at December 31, 2018 was 2.50269%.
(3)	We hold a preferred equity interest. At December 31, 2018 our effective ownership was 80.0%.
(4)	There is an interest rate cap in place which caps LIBOR at 1.50%.

LEASE EXPIRATIONS

The following tables set forth a schedule of lease expirations at our consolidated and unconsolidated commercial properties respectively, with respect to leases in place at December 31, 2018 for each of the next ten years and thereafter (assuming that no tenants exercise renewals or cancellation options and that there are no tenant bankruptcies or other tenant defaults). Annual contractual rent under expiring leases represents base rent charges for the year ended December 31, 2018 and does not reflect any straight-line rent adjustments or expense reimbursements. The average annualized revenue per square foot as of December 31, 2018 was $23.04 for consolidated single tenant operating properties and $59.92 for unconsolidated operating properties. Annualized revenue represents contractual base rent for the year ended December 31, 2018.

Year of Lease Expirations	Number of Expiring Leases	Net Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases (%)	Annual Contractural Rent Under Expiring Leases ($)	Annal Rent Per Leased Square Foot of Expiring Leases ($)
Consolidated Single Tenant
Operating Properties:
2019	—	—	—	$—	$—
2020	—	—	—	—	—
2021	—	—	—	—	—
2022	—	—	—	—	—
2023	—	—	—	—	—
2024	—	—	—	—	—
2025	—	—	—	—	—
2026	—	—	—	—	—
2027	—	—	—	—	—
2028	—	—	—	—	—
2029 and thereafter	1	52,000	100%	1,189,000	23.04

			100%

Unconsolidated
Operating Properties:
2019	3	4,000	2%	$174,000	$46.54
2020	4	7,000	4%	250,000	34.41
2021	7	62,000	37%	4,651,000	75.27
2022	9	18,000	11%	1,173,000	66.29
2023	3	3,000	2%	199,000	59.52
2024	4	6,000	4%	228,000	37.42
2025	6	14,000	8%	686,000	50.22
2026	2	27,000	16%	2,131,000	78.55
2027	—	—	0%	—	—
2028	3	12,000	7%	593,000	49.21
2029 and thereafter	2	16,000	9%	—	—

			100%

TENANT DIVERSIFICATION

At December 31, 2018, we had one consolidated property which is triple net leased to one tenant. The following table sets forth information regarding the lease with respect to that tenant at December 31, 2018.

Tenant	Property	Remaining Lease Term in Months	Total Leased Square Fee	Percentage of Aggregate Portfolio Leased Square Feet (%) (1)	Percentage of Aggregate Portfolio Annual Rent (%) (2)
Westinghouse Electric Co., LLC	Churchill, PA	148	52,000	100.0%	100.0%

(1)	Represents percentage of square footage leased excluding month to month leases.
(2)	Represents base rent.

GROUND LEASES

On certain of our properties we own the improvements and lease the land underlying the improvements pursuant to ground leases.

The following table sets forth the terms of the ground leases:

Property Location	Current Term Expiration	Renewal Terms	Lease Term Rents Per Annum
450 West 14th Street New York, NY	05/31/53	None	Ground lease calls for $151,042/month plus increases of 3% per annum each June.

Atrium Mall Chicago, IL	09/19/19	Five, 5-year renewal options (Extended term 2044)	Ground lease calls for rent of $36,648/month plus 50% of excess cash flow as defined in the lease. (1)

(1)	All extensions are at our option. Landlord has right to terminate lease September 19, 2034.

MORTGAGE LOANS

Information pertaining to the terms of the first mortgages for each of the properties is included in the table at the beginning of Item 2 – Properties.

ITEM 3	– LEGAL PROCEEDINGS

We are involved from time to time in litigation on various matters, including disputes with tenants and disputes arising out of agreements to purchase or sell properties. Given the nature of our business activities, these lawsuits are considered routine to the conduct of our business. We do not expect that the liabilities, if any, that may ultimately result from such legal actions will have a material adverse effect on our financial position, results of operations or cash flows of the Liquidating Trust. As of December 31, 2018, we were not involved in any material litigation.

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

Holders

As of December 31, 2018 there were 753 record holders of our Units. This does not include beneficial owners for whom Cede & Co. or others act as nominee.

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

	Liquidation Basis
Statement of Net Assets	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
(in thousands, except per share data)

Total assets	$17,009	$302,774	$473,913	$745,629	$1,136,261
Mortgage loans payable	3,979	19,663	108,826	172,095	296,954
Senior notes payable	—	—	—	—	71,265
Liability for non-controlling interests	270	206	9,498	17,796	46,564
Liability for estimated costs in excess of estimated receipts	—	16,606	23,186	29,297	31,253
Dividends payable	—	—	—	1,822	82,353
Net assets in liquidation	12,425	264,441	327,927	516,396	594,704
Net assets in liquidation value per Unit/Common Share	0.34	7.26	9.00	14.18	16.33

Liquidating distributions paid	220,372	54,727	173,019	91,060	81,959
Cumulative liquidating distributions paid	612,033	391,661	336,934	163,915	81,959
Cumulative liquidating distributions paid per Unit/Common Share	$16.80	$10.75	$9.25	$4.50	$2.25
Total net assets available in liquidation per Unit/Common Share	$17.14	$18.01	$18.25	$18.68	$18.58

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

Overview

On August 5, 2016, in accordance with Winthrop’s plan of liquidation, Winthrop transferred the then remaining assets and liabilities, including its ownership interests in the Operating Partnership, to the Liquidating Trust. The Liquidating Trust is governed by a Liquidating Trust Agreement by and among Winthrop and Michael L. Ashner, Howard Goldberg and Carolyn Tiffany, as Trustees. Upon the transfer of the assets and liabilities to us, each common share of beneficial interest in Winthrop, which we refer to as Common Shares, on August 5, 2016, was automatically converted into one unit of beneficial interest in the Liquidating Trust, which we refer to as Units, and each holder of Common Shares become a beneficiary of the Liquidating Trust, who we refer to as beneficiaries. On October 3, 2016, Winthrop filed a Form 15 with the Securities and Exchange Commission (the “SEC”) to terminate the registration of the Common Shares under the Securities Exchange Act of 1934, as amended, and Winthrop ceased filing reports under that Act. In reliance on prior guidance by the SEC, the Liquidating Trust will only file with the SEC annual reports on Form 10-K and current reports on Form 8-K.

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

The timing and amount of the liquidating distributions to the holders of Units will be determined by our Trustees. The dissolution process and the amount and timing of distributions to holders of Units involve risks and uncertainties. As such, it is impossible at this time to determine the ultimate amount of liquidation proceeds that will actually be distributed to holders of Units or the timing of such payments. Prior to August 5, 2016, Winthrop paid liquidating distributions totaling $7.75 per Common Share. Subsequent to the transfer to the Liquidating Trust, liquidating distributions totaling $9.05 per Unit have been paid.

During 2018 we (i) sold our Plantation, Florida operating property for gross proceeds of $11,250,000; (ii) had our 1050 Corporetum operating property foreclosed, relieving us of $4,688,000 of mortgage debt: (iii) received $812,000 in distributions from equity investments as a result of loan repayments and sales; (iv) received $730,000 in operating distributions from equity investments; (v) received $216,598,000 from the sale of our 701 Seventh Avenue venture; and (vi) received $8,080,000 from the sale of our loan receivable associated with the Jacksonville, FL property.

At December 31, 2018 we held one consolidated operating property and three equity investments.

Disposition/Repayment Activity

701 Seventh Avenue, New York, New York – property sale – On April 30, 2018, the venture in which we held an indirect interest in the property located at 701 Seventh Avenue, New York, New York, sold the property to an affiliate of a current indirect member of the venture, for a gross sales price of $1,530,000,000. Upon closing, $63,700,000 of the proceeds was placed in escrow pending completion of the development of the property and the joint venture also received a purchase money note in the amount of $75,000,000. We received cash proceeds of approximately $200,000,000 at the time of closing. Subsequent to closing, we received $16598,000, which represented our proportionate share of the purchase money note. We do not expect to receive any funds related to the escrow. The sale price was consistent with our liquidation value at December 31, 2017.

1050 Corporetum, Lisle, Illinois – foreclosure – On February 20, 2018, the 1050 Corporetum office property located in Lisle, Illinois, in which we held a 60% interest, was foreclosed. The foreclosure was not contested as the value of the property, plus the costs to sell, was less than the outstanding debt balance as of the foreclosure date. The liquidation value at foreclosure was based on the outstanding debt balance, closing costs and certain other factors related to the foreclosure and is consistent with the liquidation value at December 31, 2017.

Plantation, Florida – property sale – On September 4, 2018, we sold to an independent third party our office property located in Plantation, Florida property for gross proceeds of $11,250,000 and received net proceeds of $1,074,000 after satisfaction of third party mortgage debt, closing costs and customary prorations. The liquidation value was $18,364,000 at December 31, 2017.

Jacksonville, Florida – loan receivable sale – On October 11, 2018, we sold to an independent third party our loan receivable associated with the Jacksonville, Florida for gross proceeds of $8,097,000 and received net proceeds of $8,080,000 after satisfaction of closing costs and customary prorations. The liquidation value was $8,400,000 at December 31, 2017.

Concord Debt Holdings and CDH CDO LLC – loan sales – During 2018, we received aggregate distributions of $812,000 from our joint ventures in connection with the sales of its final loans. The liquidation value was $329,000 at December 31, 2017.

Consolidated Operating Properties

We have one consolidated property, which is 100% leased to an individual tenant.

Liquidity and Capital Resources

At December 31, 2018, we held $4,769,000 in unrestricted cash and cash equivalents. Our total assets and net assets in liquidation were $17,009,000 and $12,425,000, respectively at December 31, 2018. We estimate that the proceeds from the sale of assets will be adequate to pay our obligations, however, we cannot provide any assurance as to the prices or net proceeds we will receive from the disposition of our assets.

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

Debt Maturities

At December 31, 2018, our statement of net assets contains one mortgage loan payable of $3,979,000 which matures in 2024. The mortgage loan is self amortizing and will be fully repaid at maturity.

In addition, our WRT-Highline LLC equity investment has $50,480,000 of debt maturing in May 2019. To date, we have been unable to sell the property due to transfer restrictions under the ground lease requiring ground lessor consent to a transfer other than to certain related parties. We are currently evaluating our refinancing options upon the maturity of this debt. If we are unable to secure replacement financing in an amount sufficient to repay the existing debt, the property could be lost through foreclosure.

Cash Flows

Our liquidity based upon cash and cash equivalents decreased by approximately $4,342,000 from $9,111,000 at December 31, 2017 to $4,769,000 at December 31, 2018.

The holders of Common Shares approved a plan of liquidation on August 5, 2014 and we adopted the liquidation basis of accounting effective August 1, 2014. We did not make any acquisitions in new investments in 2018, and in accordance with the plan of liquidation, no further acquisitions are permitted.

Our primary sources of non-operating cash flow for the year ended December 31, 2018 include:

•	$216,598,000 in distributions from our 701 Seventh Avenue equity investment from the sale of the underlying property;

•	$11,250,000 of proceeds from the sale of our Plantation, Florida property;

•	$8,097,000 of proceeds from the sale of our loan associated with the Jacksonville, Florida property;

•	$747,000 in distributions from our CDH CDO equity investment from the sale of underlying loan assets; and

•	$65,000 in distributions from our Concord Debt Holdings equity investment from the sale of underlying loan assets.

Our primary non-operating uses of cash flow for the year ended December 31, 2018 include:

•	$220,372,000 for payment of liquidating distributions to our holders of Units;

•	$10,468,000 for principal payments on mortgage loans payable;

•	$1,667,000 for additional contributions to our 701 Seventh Avenue equity investment; and

•	$288,000 for distributions to non-controlling interests.

Our primary sources of non-operating cash flow for the year ended December 31, 2017 include:

•	$90,500,000 of proceeds from the sale of our Houston, Texas (Mosaic Apartments) residential property;

•	$34,807,000 of proceeds from the sale of our Orlando, Florida property.

•	$9,300,000 of proceeds from the sale of our Lisle, Illinois (550-650 Corporetum) property;

•	$5,824,000 of proceeds from the sale of our Oklahoma City, Oklahoma (Summit Pointe Apartments) property;

•	$2,118,000 in distributions from our RE CDO equity investment from the sale of the underlying property;

•	$1,289,000 in distributions from our CDH CDO equity investment from the payoff of underlying loan assets;

•	$206,000 in distributions from our Concord Debt Holdings equity investment from the payoff of underlying loan assets; and

Our primary non-operating uses of cash flow for the year ended December 31, 2017 include:

•	$89,163,000 for principal payments on mortgage loans payable;

•	$54,727,000 for payment of liquidating distributions to our holders of Units;

•	$5,834,000 for additional contributions to our 701 Seventh Avenue equity investment; and

•	$8,747,000 for distributions to non-controlling interests.

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

Contractual Obligations

The following table summarizes our payment obligations under contractual obligations, including all fixed and variable rate debt obligations, except as otherwise noted, as of December 31, 2018 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Mortgage loans payable
(principal and interest)	$4,390	$655	$1,532	$1,673	$530
Ground lease obligations (1)	114,554	2,284	4,736	4,970	102,564

	$118,944	$2,939	$6,268	$6,643	$103,094

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

Changes in Net Assets in Liquidation

Year Ended December 31, 2018

Net assets in liquidation decreased by $252,016,000 during the year ended December 31, 2018. The decrease in net assets was primarily the result of $220,372,000 of liquidating distributions to holders of our Units, plus an $31,644,000 net decrease in liquidation values. The primary reasons for the decrease in liquidation values were as follows:

•

a $19,675,000 decrease in the liquidation value of our 450 West 14th Street equity investment due to our potential inability to obtain replacement financing in an amount sufficient to prepay our existing debt which matures in May 2019. If we are unable to refinance the property, we could lose the property through foreclosure and we have written down our investment to an amount equal to the debt. Additionally, transfer restrictions under the ground lease requiring ground lessor’s consent to a transfer other than to certain related parties continue to cause difficulty in our attempt to sell or refinance the property.

•	a $7,114,000 decrease in the liquidation value of our Plantation, Florida property due to the actual amount received for this asset upon sale;

•	a $6,021,000 decrease in the liquidation value of our 701 Seventh equity investment based on the sale of the underlying asset;

•	a $5,715,000 decrease in the liquidation value of our Atrium equity investment due to the ongoing litigation with the owner of the building over the validity of our leasehold interest; and

•	a $303,000 decrease in the liquidation value of our loan receivable associated with the Jacksonville, Florida property due to the actual amount received for this asset upon sale.

These decreases were partially offset by (i) a $6,683,000 decrease in estimated corporate expenditures resulting primarily from decreases in estimated fees payable to FUR Advisors as a result of decreases in liquidation values of certain investments and (ii) a $501,000 increase in the liquidation values of our Concord Debt Holdings and CDH CDO LLC equity investments based on the sales of our underlying assets.

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

Our remaining assets continue to perform in a manner that is relatively consistent with prior reporting periods. We have experienced no significant changes in occupancy or rental rates.

Off-Balance Sheet Investments

We have three off-balance sheet investments in operating properties totaling $2,184,000 at December 31, 2018. Our exposure to loss is limited to our investment balance. See Item 8 – Financial Statements and Supplementary Data, Note 8 for additional information on these investments.

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

Loan Assets

Under liquidation accounting, we carried our loans receivable at their estimated net realizable value, or liquidation value, which represented the estimated amount of principal payments we expected to receive over the holding period of the loan. The liquidation value of our loans receivable was presented on an undiscounted basis. Interest payments that we expected to receive on our loans receivable were accrued and were classified as part of liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statements of Net Assets. As interest was earned, it was reclassified and included in loans receivable on the Consolidated Statements of Net Assets.

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

The table below presents information about the Liquidating Trust’s derivative financial instruments at December 31, 2018 (in thousands):

Type	Maturity	Strike Rate	Notional Amount of Hedge	Cost of Hedge
Cap	May 2019	1.50%	50,480	372

The fair value of our mortgage loans payable and secured financings, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, was $3,785,000 and $20,958,000 at December 31, 2018 and December 31, 2017, respectively.

The following table shows what the annual effect a change in the LIBOR rate would have on interest expense based upon our variable rate debt at December 31, 2018 taking into consideration the effect of our derivative financial instruments (in thousands):

	Change in LIBOR (2)
	-2.50%	-2.00%	-1%	1%	2%	3%
Change in consolidated interest expense	$—	$—	$—	$—	$—	$—
Pro-rata share of change in interest expense of debt on non-consolidated entities (1)	(606)	(403)	—	—	—	—

(Increase) decrease in net income	$(606)	$(403)	$—	$—	$—	$—

(1)	Represents our pro-rata share of a change in interest expense in our 450 West 14th Street equity investments.
(2)	The one-month LIBOR rate at December 31, 2018 was 2.50269%.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WINTHROP REALTY LIQUIDATING TRUST

CONSOLIDATED STATEMENTS OF NET ASSETS

(Liquidation Basis, unaudited)

(in thousands)

	December 31, 2018	December 31, 2017
ASSETS
Investments in real estate	$9,924	$32,976
Equity investments	2,184	249,568
Cash and cash equivalents	4,769	9,111
Restricted cash held in escrows	—	2,228
Loan receivable	—	8,400
Accounts receivable	132	491

TOTAL ASSETS	17,009	302,774

LIABILITIES
Mortgage loans payable	3,979	19,663
Liability for non-controlling interests	—	206
Liability for estimated costs in excess of estimated receipts during liquidation	270	16,606
Accounts payable, accrued liabilities and other liabilities	332	1,090
Related party fees payable	3	768

TOTAL LIABILITIES	4,584	38,333

COMMITMENTS AND CONTINGENCIES (Note 11)
Net assets in liquidation	$12,425	$264,441

See Notes to Consolidated Financial Statements.

WINTHROP REALTY LIQUIDATING TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Liquidation Basis, unaudited)

(in thousands)

	Year Ended December 31, 2018	Year Ended December 31, 2017
Net assets in liquidation, beginning of year	$264,441	$327,927
Changes in net assets in liquidation
Change in liquidation value of investments in real estate	(7,114)	(1,519)
Change in liquidation value of loans receivable	(303)	—
Change in liquidation value of equity investments	(30,910)	(11,049)
Remeasurement of assets and liabilities	6,683	3,263
Remeasurement of non-controlling interests	—	546

Net decrease in liquidation value	(31,644)	(8,759)
Liquidating distributions to unitholders/Common shareholders	(220,372)	(54,727)

Changes in net assets in liquidation	(252,016)	(63,486)

Net assets in liquidation, end of year	$12,425	$264,441

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

The Liquidating Trust will terminate upon the earlier of (i) the distribution of all of the remaining assets of the Liquidating Trust in accordance with the terms of the Liquidating Trust Agreement, or (ii) August 5, 2019. The Liquidating Trust may be extended beyond August 5, 2019 if the Trustees of the Liquidating Trust determine that an extension is reasonably necessary to fulfill the purpose of the Liquidating Trust. Although no assurances can be given, it is anticipated that the Liquidating Trust will be extended and the liquidation will be completed by December 31, 2019.

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

The accompanying consolidated financial statements represent the consolidated results of the Liquidating Trust, the Operating Partnership and all majority-owned subsidiaries and affiliates over which the Liquidating Trust have financial and operating control. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated financial statements only includes information for the liquidation entities. Going concern information for the periods prior to the approval of the plan of liquidation is available in Winthrop’s prior filings with the SEC.

As a result of the approval of the plan of liquidation by the shareholders, Winthrop and the Liquidating Trust have adopted the liquidation basis of accounting as of August 1, 2014 and for the periods subsequent to August 1, 2014 in accordance with accounting principles generally accepted in the United States (“GAAP”). Accordingly, on August 1, 2014 assets were adjusted to their estimated net realizable value, or

WINTHROP REALTY LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

liquidation value, which represents the estimated amount of cash that Winthrop or the Liquidating Trust will collect on disposal of assets as it carries out its plan of liquidation. The liquidation value of the Liquidating Trust’s assets are presented on an undiscounted basis. Estimated costs to dispose of assets have been presented separately from the related assets. Liabilities are carried at their contractual amounts due or estimated settlement amounts.

The Liquidating Trust accrues costs and income it expects to incur and earn through the end of liquidation to the extent it has a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statements of Net Assets. Actual costs and income may differ from amounts reflected in the financial statements because of inherent uncertainty in estimating future events. These differences may be material. See Note 4 for further discussion. Actual costs incurred but unpaid as of December 31, 2018 and 2017 are included in accounts payable, accrued liabilities and other liabilities on the Consolidated Statements of Net Assets.

In liquidation, the presentation for joint ventures historically consolidated under going concern accounting is determined based on the Liquidating Trust’s planned exit strategy. Those ventures where the Liquidating Trust intends to sell the property are presented on a gross basis with a payable to the non-controlling interest holder. Those ventures where the Liquidating Trust intends to sell its interest in the venture, rather than the property and it does not have a controlling interest, are presented on a net basis and are included in equity investments on the Consolidated Statements of Net Assets. Amounts due to non-controlling interests in connection with the disposition of consolidated joint ventures have been accrued and are recorded as a liability for non-controlling interests.

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

Investments in Real Estate

As of August 1, 2014, the investments in real estate were adjusted to their estimated net realizable value, or liquidation value, to reflect the change to the liquidation basis of accounting. The liquidation value represents the estimated amount of cash that the Liquidating Trust will collect on disposal of its assets, inclusive of any residual value attributable to lease intangibles, as it carries out its plan of liquidation. The liquidation value of the Liquidating Trust’s investments in real estate are presented on an undiscounted basis and investments in real estate are no longer depreciated. Estimated costs to dispose of these investments are presented separately from the related assets and are classified as part of liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets. Subsequent to August 1, 2014, all changes in the estimated liquidation value of the investments in real estate are reflected as a change to the Liquidating Trust’s net assets in liquidation.

WINTHROP REALTY LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Loan Receivable

Under liquidation accounting, the Liquidating Trust carried its loan receivable at its estimated net realizable value, or liquidation value, which represented the estimated amount of principal payments the Liquidating Trust expected to receive over the hold period of the loan. The liquidation value of the Liquidating Trust’s loan receivable was presented on an undiscounted basis. Interest payments that the Liquidating Trust expected to receive on its loan receivable over the estimated hold period of the loan were accrued and were classified as part of liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statements of Net Assets. As interest was earned, it was reclassified and included in loan receivable on the Consolidated Statements of Net Assets.

The Liquidating Trust evaluated the collectability of the interest and principal of its loan. Any changes in collectability were reflected as a change to the Liquidating Trust’s net assets in liquidation.

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

WINTHROP REALTY LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Financial Instruments

Financial instruments held by the Liquidating Trust include cash and cash equivalents, accounts receivable, accounts payable and long term debt. Under liquidation accounting, all financial instruments are recorded at their net realizable value.

Derivative Financial Instruments

The Liquidating Trust’s exposure to fluctuations in market interest rates is limited to its equity investment in 450 W 14th St. The joint venture utilizes its interest rate cap agreements to manage interest rate risk and neither the joint venture nor the Liquidating Trust intend to enter into derivative transactions for speculative or trading purposes. As these instruments will not be converted into cash or other consideration, derivative financial instruments were valued at $0 in accordance with liquidation accounting. This financial instrument is still in place as of December 31, 2018.

Revenue Recognition

Pursuant to the terms of the lease agreement with respect to its net lease property, the tenant at the property is required to pay all costs associated with the property including property taxes, ground rent, maintenance costs and insurance. These costs are not reflected in the consolidated financial statements. To the extent any of this tenant defaults under its lease and fails to pay such costs, the Liquidating Trust will record a liability for such obligations.

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

Winthrop and the Liquidating Trust reviewed its tax positions under accounting guidance which require that a tax position may only be recognized in the financial statements if it is more likely than not that the tax position will prevail if challenged by taxing authorities. Winthrop and the Liquidating Trust believe it is more likely than not that its tax positions will be sustained in any tax examination. Winthrop and the Liquidating Trust had no deferred tax assets or deferred tax liabilities associated with any such uncertain tax positions for the operations of any entity included in the Consolidated Financial Statements. Winthrop’s and the Liquidating Trust’s tax returns are subject to audit by taxing authorities. The tax years 2015 – 2018 remain open to examination by major taxing jurisdictions to which Winthrop and the Liquidating Trust were subject.

4.	Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation

The liquidation basis of accounting requires the Liquidating Trust to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the plan of liquidation. The Liquidating Trust currently estimates that it will have costs in excess of estimated receipts during the

WINTHROP REALTY LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

As of December 31, 2018 and 2017, the Liquidating Trust had accrued the following revenues and expenses expected to be earned or incurred during liquidation (in thousands):

	December 31, 2018	December 31, 2017
Rents and reimbursements	$1,225	$2,694
Interest income	—	513
Property operating expenses	(37)	(36)
Interest expense	(221)	(1,101)
General and administrative expenses	(939)	(17,992)
Sales costs	(298)	(684)

Liability for estimated costs in excess of estimated receipts during liquidation	$(270)	$(16,606)

The change in the liability for estimated costs in excess of estimated receipts during liquidation as of December 31, 2018 is as follows (in thousands):

	December 31, 2017	Cash Payments (Receipts)	Remeasurement of Assets and Liabilities	December 31, 2018
Assets:
Estimated net inflows from investments in real estate and loan receivable	$1,555	$(1,939)	$1,353	$969
Liabilities:
Sales costs	(684)	420	(34)	(298)
Corporate expenditures	(17,477)	11,172	5,364	(941)

	(18,161)	11,592	5,330	(1,239)

Total liability for estimated costs in excess of estimated receipts during liquidation	$(16,606)	$9,653	$6,683	$(270)

WINTHROP REALTY LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The change in the liability for estimated costs in excess of estimated receipts during liquidation as of December 31, 2017 is as follows (in thousands):

	December 31, 2016	Cash Payments (Receipts)	Remeasurement of Assets and Liabilities	December 31, 2017
Assets:
Estimated net inflows from investments in real estate, loans receivable and secured financing receivable	$3,392	$(2,379)	$542	$1,555
Liabilities:
Sales costs	(2,851)	2,027	140	(684)
Corporate expenditures	(23,727)	3,669	2,581	(17,477)

	(26,578)	5,696	2,721	(18,161)

Total liability for estimated costs in excess of estimated receipts during liquidation	$(23,186)	$3,317	$3,263	$(16,606)

5.	Net Assets in Liquidation

Net assets in liquidation decreased by $252,016,000 during the year ended December 31, 2018. The primary reason for the decline in net assets was due to liquidating distributions to holders of Units of $220,372,000, a $30,910,000 net decrease in the liquidation value of equity investments, a $7,114,000 net decrease in the liquidation value of investments in real estate and a $303,000 net decrease in the liquidation value of loans receivable. These decreases were partially offset by a $6,683,000 decrease in estimated corporate expenditures resulting primarily from decreases in estimated fees payable to FUR Advisors as a result of decreases in liquidation values of certain investments.

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

There were 36,425,084 Units outstanding at December 31, 2018 and 2017. The net assets in liquidation at December 31, 2018 would result in liquidating distributions of approximately $0.34 per Unit. The net assets in liquidation as of December 31, 2018 and 2017 of $12,425,000 and $264,441,000, respectively, plus the cumulative liquidating distributions to holders of Units or Common Shares from August 5, 2014 through December 31, 2018 and 2017 of $612,033,000 ($16.80 per Common Share/Unit) and $391,661,000 ($10.75 per Common Share/Unit), respectively, would result in cumulative liquidating distributions to holders of Units/Common Shares of $17.14 and $18.01 per Unit or Common Share as of December 31, 2018 and 2017, respectively. This estimate of liquidating distributions includes projections of income and expenses to be earned or incurred during the period required to complete the plan of liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of sales, the performance of underlying assets and any changes in the underlying assumptions of the projected cash flows.

WINTHROP REALTY LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	Investment and Disposition Activities

2018 Transactions

701 Seventh Avenue, New York, New York – property sale – On April 30, 2018, the venture in which the Liquidating Trust held an indirect interest in the property located at 701 Seventh Avenue, New York, New York, sold the property to an affiliate of a current indirect member of the venture, for a gross sales price of $1,530,000,000. Upon closing, $63,700,000 of the proceeds was placed in escrow pending completion of the development of the property and the joint venture also received a purchase money note in the amount of $75,000,000. The Liquidating Trust received cash proceeds of approximately $200,000,000 at the time of closing. Subsequent to closing, the Liquidating Trust received $16,958,000, which represented its proportionate share of the purchase money note. The Liquidating Trust does not expect to receive any funds related to the escrow. The sale price was consistent with our liquidation value at December 31, 2017.

1050 Corporetum, Lisle, Illinois – foreclosure – On February 20, 2018, the 1050 Corporetum office property located in Lisle, Illinois, in which the Liquidating Trust held a 60% interest, was foreclosed. The foreclosure was not contested as the value of the property, plus the costs to sell, was less than the outstanding debt balance as of the foreclosure date. The liquidation value at foreclosure was based on the outstanding debt balance, closing costs and certain other factors related to the foreclosure and is consistent with the liquidation value at December 31, 2017.

Plantation, Florida – property sale – On September 4, 2018, the Liquidating Trust sold to an independent third party its office property located in Plantation, Florida for gross proceeds of $11,250,000 and received net proceeds of $1,074,000 after satisfaction of third party mortgage debt, closing costs and customary prorations. The liquidation value was $18,364,000 at December 31, 2017.

Jacksonville, Florida – loan sale – On October 11, 2018, the Liquidating Trust sold to an independent third party its loan receivable associated with the Jacksonville, Florida property for gross proceeds of $8,097,000 and received net proceeds of $8,080,000 after satisfaction of closing costs and customary prorations. The liquidation value was $8,400,000 at December 31, 2017.

Concord Debt Holdings and CDH CDO LLC – loan sales – During 2018, the Liquidating Trust received aggregate distributions of $812,000 from its joint ventures in connection with the sales of its final loans. The liquidation value was $329,000 at December 31, 2017.

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

7.	Loan Receivable

The Liquidating Trust had no loans receivable at December 31, 2018. The loan receivable at December 31, 2017 was as follows (in thousands):

Description	Loan Position	Stated Interest Rate at December 31, 2017 (1)	Carrying Amount (2)		Contratual Maturity Date
			December 31, 2018	December 31, 2017
Jacksonville (3)	Whole Loan	LIBOR + 5%	$—	$8,400	07/01/19

			$—	$8,400

(1)	The one-month LIBOR rate at December 31, 2017 was 1.56425%.
(2)	The carrying amount represented the estimated amount expected to be collected on disposition of the loan plus contractual interest receivable.
(3)	The loan had an interest rate floor of 6% and an interest rate ceiling of 8%.

The carrying amount of the loan receivable at December 31, 2017 represents the estimated amount expected to be collected on disposition of the loan. There was no accrued interest at December 31, 2017.

The weighted average coupon as calculated on the par value of the loan receivable was 6.00% at December 31, 2017, and the weighted average yield to maturity as calculated on the carrying value of the loan receivable was 6.00% at December 31, 2017.

WINTHROP REALTY LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Loan Receivable Activity

Activity related to loans receivable is as follows (in thousands):

	Year Ended December 31, 2018	Year Ended December 31, 2017
Balance at beginning of year	$8,400	$8,400
Purchase and advances	—	—
Interest received, net	—	—
Repayments/sale proceeds	(8,097)	—
Change in liquidation value	(303)	—

Balance at end of year	$—	$8,400

Credit Quality of Loan Receivable

Under liquidation accounting, the Liquidating Trust carried its loan receivable at the estimated amount of principal payments it expected to receive over the holding period of the loan. The Liquidating Trust utilized a grading system to assess the collectability of its loan portfolio. Grading categories included debt yield, debt service coverage ratio, length of loan, property type, loan type, and other more subjective variables that included property or collateral location, market conditions, industry conditions, and sponsor’s financial stability. Management reviewed each category and assigned an overall numeric grade to determine the loan’s risk of loss and to provide a determination as to whether the loan required an adjustment to the recorded liquidation value.

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

The Liquidating Trust had no loans receivable at December 31, 2018. The table below summarizes the Liquidating Trust’s loan receivable by internal credit rating at December 31, 2017 (in thousands, except for number of loans):

	December 31, 2017
Internal Credit Quality	Number of Loans	Liquidation Value of Loans Receivable
Greater than zero	1	$8,400
Equal to zero	—	—
Less than zero	—	—

	1	$8,400

WINTHROP REALTY LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.	Equity Investments

Under liquidation accounting, equity investments are carried at net realizable value. The Liquidating Trust’s nominal ownership percentages in its equity investments consist of the following at December 31, 2018 and December 31, 2017:

Venture Partner	Equity Investment	Nominal % Ownership at December 31, 2018	Nominal % Ownership at December 31, 2017
Marc Realty	Atrium Mall LLC	50.0%	50.0%
New Valley/Witkoff (1)	701 Seventh WRT Investor LLC	79.7%	79.7%
Serure/C&B High Line	446 High Line LLC	80.0%	83.8%
Inland	Concord Debt Holdings LLC	N/A	66.6%
Inland	CDH CDO LLC	N/A	49.6%

(1)	The investment in this venture provides the Liquidating Trust with a 0% and 60.08% effective economic ownership interest in the underlying property at December 31, 2018 and 2017, respectively.

See Note 6 – “Investment and Disposition Activities” for information relating to 2018 and 2017 activity with respect to equity investments.

9.	Mortgage Loans Payable

Mortgage loans payable are carried at their contractual amounts due under liquidation accounting. The Liquidating Trust had outstanding mortgage loans payable of $3,979,000 and $19,663,000 at December 31, 2018 and 2017, respectively. The mortgage loan payments of principal and interest are generally due monthly and are collateralized by applicable real estate of the Liquidating Trust.

The Liquidating Trust’s mortgage loans payable at December 31, 2018 and 2017 are summarized as follows (in thousands):

Location of Collateral	Maturity	Interest Rate at December 31, 2018	December 31, 2018	December 31, 2017
Churchill, PA	Aug 2024	5.78%	$3,979	$4,356
Lisle, IL (1)	Mar 2017	—	—	5,216
Plantation, FL (2)	Apr 2041	—	—	10,091

			$3,979	$19,663

(1)	The property was foreclosed upon in February 2018.
(2)	The property was sold in September 2018.

WINTHROP REALTY LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes future principal repayments of mortgage loans payable as of December 31, 2018 (in thousands):

Year	Amount
2019	$523
2020	616
2021	715
2022	778
2023	799
Thereafter	548

$3,979

10.	Federal and State Income Taxes

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

The Liquidating Trust’s venture which owns the property located at 450 W 14th Street, New York, New York is subject to a ground lease which expires on June 1, 2053. As of December 31, 2018, in connection with the ground lease, the venture has commitments of $1,844,000; $1,900,000; $1,957,000, $2,015,000, $2,076,000 and $97,836,000 and for the years ending December 31, 2019, 2020, 2021, 2022, 2023 and thereafter, respectively. The Liquidating Trust’s venture which owns the property referred to as Atrium Mall in Chicago, Illinois is subject to a master lease with the State of Illinois which expires on September 19, 2034. As of December 31, 2018, in connection with the master lease, the venture has commitments of $440,000 for each of the years ending December 31, 2019, 2020, 2021, 2022 and 2023 and aggregate commitments of $4,727,000 thereafter.

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

WINTHROP REALTY LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Base Asset Management Fee – FUR Advisors is entitled to receive a base management fee of 1.5% of equity as defined in the Advisory Agreement and a termination fee and/or an incentive fee in accordance with the terms of the Advisory Agreement. Additionally, FUR Advisors receives a fee equal to 0.25% of any equity contributions by unaffiliated third parties to a venture with the Liquidating Trust and managed by FUR Advisors. Following the liquidating distribution paid in May 2018, equity as deemed in the Advisory Agreement was reduced to zero and the Advisor is no longer entitled to a base management fee.

In connection with the adoption of the plan of liquidation, the Liquidating Trust accrues costs it expects to incur through the end of the liquidation. In this regard, at December 31, 2018 the Liquidating Trust has not accrued any base management fees.

Incentive Fee / Termination Fee – The incentive fee is equal to 20% of any amounts available for distribution in excess of the threshold amount and is only payable at such time, if at all, (i) when holders of Units receive aggregate distributions above the threshold amount or (ii) upon termination of the Advisory Agreement if the net value of the Liquidating Trust’s assets exceeds the threshold amount based on then current market values and appraisals. That is, the incentive fee is not payable annually but only at such time, if at all, as unitholders have received distributions in excess of the threshold amount (set at $569,963,000 on December 31, 2014 plus an annual return thereon equal to the greater of (x) 4% or (y) the 5 year U.S. Treasury Yield plus 2.5% (such return, the “Growth Factor”) less any distributions paid from and after January 1, 2015). The incentive fee will also be payable if the Advisory Agreement is terminated, other than for cause (as defined) by the Liquidating Trust or with cause by the Advisor, and if on the date of termination the net value of the Liquidating Trust’s assets exceeds the threshold amount. At December 31, 2018 the threshold amount required to be distributed before any incentive fee would be payable to FUR Advisors was $17,391,000, which was equivalent to $0.49 per Unit. At December 31, 2018, based on the Liquidating Trust’s estimate of liquidating distributions, it is estimated that the Advisor would be not entitled to an incentive fee.

On May 2, 2018 the Advisor was paid a termination fee of $9,496,000. The termination fee was payable equal to the lesser of (i) the base management fee paid to our Advisor for the twelve month period immediately prior to the approved plan of liquidation or (ii) 20% of any liquidating distributions paid on account of our Units at such time as the threshold amount was reduced to $104,980,000. No additional termination fee payments will be paid.

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

WINTHROP REALTY LIQUIDATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table sets forth the fees and reimbursements paid or accrued by the Liquidating Trust for the years ended December 31, 2018 and 2017 to FUR Advisors and Winthrop Management (in thousands):

	For the Years Ended December 31,
	2018	2017
Base Asset Management Fee (1)	$964	$3,258
Termination Fee	9,496	—
Property Management Fee	227	532
Construction Management Fee	—	27

	$10,687	$3,817

(1)	Includes fees on third party contributions of $0 and $10 for the years ended December 31, 2018 and 2017, respectively.

At December 31, 2018 and 2017, $0 and $751,000, respectively, payable to FUR Advisors and $3,000 and $17,000 respectively, payable to Winthrop Management were included in related party fees payable.

13.	Future Minimum Lease Payments

Future minimum lease payments scheduled to be received under non-cancellable operating leases are as follows (amounts in thousands):

Year	Amount
2019	1,225
2020	1,262
2021	1,299
2022	1,338
2023	1,379
Thereafter	11,450

$17,953

Westinghouse Electric, the tenant at the property in Churchill, Pennsylvania, represented more than 10% of the base commercial rental revenues of the Liquidating Trust for the year ended December 31, 2018 contributing approximately 53.9%.

14.	Subsequent Events

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

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Trustees, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2018. Based on such evaluation, the Liquidating Trust’s Trustees have concluded that, as of the end of such period, the Liquidating Trust’s disclosure controls and procedures are effective.

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

As of December 31, 2018, the Liquidating Trust’s management conducted an assessment of the effectiveness of the Liquidating Trust’s internal control over financial reporting. The Liquidating Trust’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013) in “Internal Control – Integrated Framework.” Based on that assessment and those criteria, we concluded that our internal control over financial reporting is effective as of December 31, 2018.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting during our last fiscal year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B	– OTHER INFORMATION

None

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of the Liquidating Trust

The following table presents certain information with respect to our Trustees as of the date of this annual report:

Name	Age	Principal Occupation and Position Held
Michael L. Ashner	66	Trustee
Howard Goldberg	73	Trustee
Carolyn Tiffany	52	Trustee

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

Howard Goldberg – Mr. Goldberg previously served as a trustee of Winthrop Realty Trust from December 2003 through August 5, 2016. Mr. Goldberg currently serves as a manager of New York REIT Liquidating LLC since November 2018. Previously, Mr. Goldberg served as an independent director of New York REIT, Inc. and as a member of its compensation committee from March 2017 until November 2018. Mr. Goldberg has been a private investor in both real estate and start-up companies and has provided consulting services to start-up companies since 1999. From 1994 through 1998, Mr. Goldberg served as President, CEO, and board member of Player’s International, a publicly-traded company in the gaming business prior to its sale to Harrah’s Entertainment Inc. From 2003 through 2005, Mr. Goldberg served as a part-time consultant to Laser Lock Technologies, Inc., LLTI.OB, a publicly-traded development stage company, engaged in the development and marketing of technologies for the prevention of product and document counterfeiting and electronic article surveillance. From 1995 through 2000, Mr. Goldberg served on the board of directors and audit committee of Imall Inc., a publicly-traded company that provided on-line shopping prior to its sale to Excite-at-Home. Mr. Goldberg served as a member of the board of directors and the audit committees of the Shelbourne Entities from August 2002 until their liquidation in April 2004. Mr. Goldberg is currently serving as a board member of New York REIT, Inc. since March 2017. Mr. Goldberg has a law degree from New York University and was previously the managing partner of a New Jersey law firm where he specialized in gaming regulatory law and real estate from 1970 through 1994.

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

Outstanding Equity Awards at Fiscal Year End

There are no outstanding equity based awards as of the fiscal year ended December 31, 2018.

Compensation of Trustees

The following table sets forth a summary of the compensation received by our non-officer Trustees during 2018:

Name	Fees Earned or Paid in Cash ($)	Stock Awards	Option Awards	All Other Compensation	Total ($)
Howard Goldberg	60,000	—	—	—	60,000
Carolyn Tiffany	60,000	—	—	—	60,000

Ms. Tiffany retired as an employee of First Winthrop Corporation effective June 30, 2017. Upon her retirement, she became entitled to remuneration for serving as a Trustee of the Liquidating Trust.

Mr. Goldberg and Ms. Tiffany each receive $5,000 per month for their services as a Trustee of the Liquidating Trust.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of February 28, 2019 (except as otherwise indicated) regarding the ownership of our Units by (i) each person who is known to us to be the beneficial owner of more than 5% of the outstanding Units, (ii) each Trustee and Trustee nominee, (iii) each executive officer named herein, and (iv) all current executive officers and Trustees as a group. Except as otherwise indicated, each such Unitholder has sole voting and investment power with respect to the Units beneficially owned by such Unitholder. As of February 28, 2019, there were 36,425,084 Units outstanding.

Name and Address of Beneficial Owner	Position with the Trust	Amount and Nature of Beneficial Ownership		Percent of Class
FUR Investors, LLC (1) FUR Holdings LLC WEM-FUR investors LLC	—	2,621,383		7.2%
Michael L. Ashner (1)	Trustee	2,909,265	(2)	8.0%
Howard Goldberg (3)	Trustee	75,078		*
Carolyn Tiffany (3)	Trustee	111,410	(4)	*
All Trustees as a group	—	3,145,740		8.6%
The Vanguard Group Inc. (5)	—	3,107,315	(5)	8.5%
Vanguard Specialized Funds Vanguard REIT Index Fund (5)	—	2,242,780	(5)	6.2%
Apollo Management Holdings GP, LLC (and controlled entities) (6)	—	3,002,172	(6)	8.2%
Bulldog Investors LLC Phillip Goldstein Andrew Dakos Steven Samuels (7)	—	2,455,528	(7)	6.7%

*	less than 1%.
(1)	The address for each of FUR Investors LLC, FUR Holdings LLC, WEM-FUR Investors LLC and Mr. Ashner is Two Jericho Plaza, Wing A, Suite 111, Jericho, NY 11753.
(2)

Comprised of 2,621,383 Units owned by FUR Investors LLC and 287,882 Units held directly by Mr. Ashner and his spouse. Mr. Ashner is the managing member of WEM-FUR Investors LLC, the managing member of FUR Holdings, LLC, the sole member of FUR Investors LLC. As such, Mr. Ashner may be deemed to beneficially own all Units owned by FUR Investors.

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

Under the Advisory Agreement, FUR Advisors is entitled to receive a base management fee and an incentive fee in accordance with the terms of the Advisory Agreement. The base management fee, which is paid on a quarterly basis, equals to 1.5% of (i) the issuance price of our outstanding equity securities plus (ii) 0.25% of any equity contribution by an unaffiliated third party to a venture managed by the Liquidating Trust. Pursuant to the terms of the Advisory Agreement, no incentive fee was payable during the year ended December 31, 2018.

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

The following table sets forth the fees and reimbursements paid by us for the year ended December 31, 2018 to FUR Advisors and Winthrop Management L.P.:

2018
Base Asset Management Fee (1)	$964,000
Termination Fee (1)	$9,496,000
Property Management (2)	$227,000

(1)	Payable to FUR Advisors
(2)	Payable to Winthrop Management L.P.

ITEM 14	– PRINCIPAL ACCOUNTANT FEES AND SERVICES

We did not engage independent auditors to perform an audit of the financial statements contained in this Form 10-K for the year ended December 31, 2018.

PART IV

ITEM 15	– EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statement Schedules.

(1) Financial Statements:

Management’s Report on Internal Control over Financial Reporting on page 36 of Item 9A.

Consolidated Statements of Net Assets (Liquidation Basis) – December 31, 2018 and 2017 on page 22 of Item 8.

Consolidated Statements of Changes in Net Assets (Liquidation Basis) – Years Ended December 31, 2018 and 2017 on page 23 of Item 8.

Notes to Consolidated Financial Statements on pages 24 through 35 of Item 8.

(2) Financial Statement Schedules:

Schedule III – Real Estate and Accumulated Depreciation.

Schedule IV – Mortgage Loans on Real Estate

All Schedules, other than III and IV, are omitted, as the information is not required or is otherwise furnished.

(b) Exhibit Index.

Exhibit	Description	Page Number

3.1	Liquidating Trust Agreement dated as of August 5, 2016 among Winthrop Realty Trust (the “Trust”), Michael L. Ashner, Howard Goldberg and Carolyn Tiffany – Incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed July 28, 2016.	—

4.1	Agreement of Limited Partnership of WRT Realty L.P., dated as of January 1, 2005 –Incorporated by reference to Exhibit 10 to the Trust’s Current Report on Form 8-K filed January 4, 2005.	—

4.2	Amendment No. 1 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of December 1, 2005 – Incorporated by reference to Exhibit 4.4 to the Trust’s Form 10-K filed March 15, 2012.	—

4.3	Amendment No. 2 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of November 28, 2011 – Incorporated by reference to the Trust’s Current Report on Form 8-K filed November 28, 2011.	—

4.4	Amendment No. 3 to Agreement of Limited Partnership of WRT Realty, L.P., dated as of March 23, 2012 – Incorporated by reference to the Trust’s Current Report on Form 8-K filed March 23, 2012.	—

21	List of Subsidiaries	*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

Exhibit	Description	Page Number

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	XBRL Report Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Calculation Linkbase Document	*

101.LAB	XBRL Taxonomy Label Linkbase Document	*

101.PRE	XBRL Presentation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

*	Filed herewith

ITEM 16	– FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTHROP REALTY LIQUIDATING TRUST

Dated: March 29, 2019	By:	/s/ Michael L. Ashner
Michael L. Ashner
Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael L. Ashner	Trustee	March 29, 2019

/s/ Carolyn Tiffany	Trustee	March 29, 2019

/s/ Howard Goldberg	Trustee	March 29, 2019

WINTHROP REALTY LIQUIDATING TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

At December 31, 2018

(amounts in thousands)

				Initial Cost to Company		Gross Amounts at Which Carried at Close of Period
	Location		Encumbrance	Land	Building and Improvements	Land	Building and Improvements	Accumulated Depreciation (2)	Net Liquidation Adjustment (1)	Total	Date Acquired	Life
Other	Churchill,	PA	3,979	—	23,834	—	11,705	(4,301)		7,404	11/2004	40 yrs
	Net Liquidation Adjustment (1)								2,520	2,520

	Total		$3,979	$—	$23,834	$—	$11,705	$(4,301)	$2,520	$9,924

The changes in total real estate for the period January 1, 2018 thru December 31, 2018 are as follows:

Balance as of January 1, 2018	$32,976,000
Liquidation adjustment, net	$(7,114,000)
Disposals	$(15,938,000)

Balance as of December 31, 2018 (liquidation basis)	$9,924,000

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

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

(amounts in thousands, unaudited)

The following is a reconciliation of real estate assets and accumulated depreciation:

	Year Ended December 31,
	2018	2017	2016
Real Estate
Balance at beginning of period	$40,136	$200,675	$377,446
Additions during the period:
Improvements, etc.	—	(313)	3,301
Consolidation of property	—	—	15,082
Deductions during this period:
Cost of real estate sold	(18,797)	(144,923)	(138,656)
Asset impairments	—	(2,861)	(3,908)
Liquidation adjustment	(7,114)	(12,442)	(52,590)

Balance at end of period	$14,225	$40,136	$200,675

Accumulated Depreciation
Balance at beginning of period	$7,160	$14,023	$23,584
Disposal of properties	(2,859)	(6,863)	(9,561)

Balance at end of period	$4,301	$7,160	$14,023

Schedule IV

Mortgage Loans on Real Estate

December 31, 2018

(amounts in thousands, unaudited)

Reconciliation of Mortgage Loans on Real Estate:

The following table reconciles Mortgage Loans for the years ended December 31, 2018, 2017 and 2016.

	2018	2017	2016
Balance at January 1	$8,400	$8,400	$5,280
Purchase and advances		—	9,035
Interest received, net		—	(28)
Repayments / Sale Proceeds	(8,097)	—	(5,987)
Change in liquidation value	(303)		100

Balance at December 31	$—	$8,400	$8,400